Form 10QSB
period 1999-06-30
S D PRODUCTS INC
filed 1999-08-19
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999
Commission file no.26021

                               SD Products Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

        Florida                                       65-0790763
------------------------------------             -----------------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                        Identification No.)

1506 Briarhill Lane N.E.
Atlanta, GA                                                   30324
--------------------------------------              -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities to be registered under Section 12(b) of the Act:

     Title of each class                            Name of each exchange
                                                    on which registered
        None                                              None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

                        Copies of Communications Sent to:

                               Donald F. Mintmire
                              Mintmire & Associates
                          265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                    Tel: (561) 832-5696 - Fax: (561) 659-5371

        Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                 Yes  X      No
                          ---        ---

        As of June 30, 1999, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

                                             PART I

Item 1.        Financial Statements





                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet.........................................................F-2

Statement of Operations...............................................F-3

Statement of Changes in Stockholders' Equity..........................F-4

Statement of Cash Flows...............................................F-5

Notes to Financial Statements.........................................F-6

                               SD Products, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheet



                                                        June 30,      September 30,
                       ASSETS                             1999            1998
                                   (Unaudited)
                                                     --------------- ---------------
CURRENT ASSETS
 Cash                                                $        13,790 $         2,074
 Loan and accrued interest receivable                            20               0
 Loan and accrued interest receivable - related party             0          18,093
                                                     --------------- ---------------

     Total current assets                                     13,810          20,167
                                                     --------------- ---------------

Total Assets                                         $        13,810 $        20,167
                                                     =============== ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                   $3,000          $         3,000
  Accrued expenses - related party                               500             500
                                                     --------------- ---------------

     Total current liabilities                                 3,500           3,500
                                                     --------------- ---------------
Total Liabilities                                              3,500           3,500
                                                     --------------- ---------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 10,000,000
       shares, 0 issued and  outstanding                                           0
  Common stock, $0.0001 par value, authorized 50,000,000
       shares, 2,800,000 issued and outstanding                  280             280
  Additional paid-in capital                                  22,930          22,930
  Deficit accumulated during the development stage           (12,900)         (6,543)
                                                     --------------- ---------------

  Total Stockholders' Equity                                  10,310          16,667
                                                     --------------- ---------------

Total Liabilities and  Stockholders' Equity          $        13,810 $        20,167
                                                     =============== ===============



     The accompanying notes are an integral part of the financial statements


                                SD Products, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations




                                                                       Cumulative
                                                                       October 20, 1997
                                         For the nine months ended     Inception) through
                                                                       ( June 30, 1999
                                                                       (Unaudited)
                                        ------------- ---------------  ----------------
                                        June 30, 1999  June 30,1998
                                         (Unaudited)   (Unaudited)
                                        ------------- ---------------  ---------------
Revenues                                $           0 $           0    $            0
                                        ------------- ---------------  ---------------

Expenses
   Bank charges                                    45            94               139
   Research costs                                 176            10               186
   Organization expenses                          150             0               150
   Organization expenses - related party            0           200               200
   Professional fees                            6,090         2,000            11,090
   Professional fees - related party                0           500               500
   Transfer agent fees                            520             0             1,352
                                        ------------- ----------------  --------------

   Total expenses                               6,981         2,804            13,617
                                        ------------- ----------------  --------------

Loss from operations                           (6,981)       (2,804)          (13,617)

Other income (expense)
   Interest income                                  0             0                 0
   Interest income - related party                624             0               717
                                        ------------- ----------------  --------------

Total other income                                624             0               717
                                        ------------- ----------------  --------------

Net income (loss)                       $(6,357)      $      (2,804$          (12,900)
                                        ============= ================  ==============
Basic net income (loss)
per weighted average                     (0.002)      $ (.001)                 (.005)
                                        ============= ================  ==============

Weighted average number of shares           2,800,000     2,204,646        2,556,084
                                        ============= ================  ==============





     The accompanying notes are an integral part of the financial statements

                                SD Products, Inc.
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity




                                                                                         Deficit
                                                                                       Accumulated
                                                                             Additional During the     Total
                                                Number of Preferred  Common   Paid-in  Development  Stockholders'
                                                 Shares     Stock    Stock    Capital     Stage        Equity
                                                --------- --------- -------- --------- ------------ ------------
BEGINNING BALANCE, October 20, 1997 (Inception)         0 $        0$      0 $       0 $          0 $          0
   October 20, 1997 - services ($0.0001/sh)     2,100,000          0     210         0            0          210
   April 7, 1998 - cash ($0.01/sh)                 20,000          0       2       198            0          200
servicecashsssssssssssssssss ssssss   (

   April 8, 1998 - cash ($0.01/sh)                100,000          0      10       990            0        1,000

   April 11, 1998 - cash ($0.01/sh)                40,000          0       4       396            0          400
servicecashsssssssssssssssss ssssss   (

   April 12, 1998 - cash ($0.01/sh)                40,000          0       4       396            0          400
   April 13, 1998 - cash ($0.01/sh)                20,000          0       2       198            0          200
   April 14, 1998 - cash ($0.01/sh)                40,000          0       4       396            0          400
   April 15, 1998 - cash ($0.01/sh)                20,000          0       2       198            0          200
   April 17, 1998 - cash ($0.01/sh)                20,000          0       2       198            0          200
   June 24, 1998 - cash ($0.05/sh)                300,000          0      30    14,970            0       15,000
   June 29, 1998 - cash ($0.05/sh)                100,000          0      10     4,990            0        5,000

Net loss                                                0          0       0         0       (6,543)      (6,543)
                                                --------- ---------- -------- --------- ------------ ------------

BALANCE, September 30, 1998                     2,800,000          0     280    22,930       (6,543)      16,667
                                                --------- ---------- -------- --------- ------------ ------------

   For the nine months ended June 30, 1999 (Unaudited)

Net loss                                                0          0       0         0       (6,357)      (6,357)
                                                --------- ---------- -------- --------- ------------ ------------

BALANCE, June 30, 1999 (Unaudited)              2,800,000 $        0 $280     $  22,930 $(12,900)    $10,310
                                                ========= ========== ======== ========= ============ ============





     The accompanying notes are an integral part of the financial statements

                                SD Products, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows



                                                                                              From October
                                                                                                20, 1997
                                                                  For the nine months ended   (Inception)
                                                                                                through
                                                                                             June 30, 1999
                                                                                              (Unaudited)
                                                                 --------------------------- --------------
                                                                 June 30, 1999 June 30, 1998
                                                                  (Unaudited)   (Unaudited)
                                                                 ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(6,357)      $(2,804)      $(12,900)
Adjustments to reconcile net loss to net cash used for operating activities:
      Stock issued in lieu of cash                                           0            10             10
      Stock issued in lieu of cash - related party                           0           200            200
Changes in assets and liabilities
       Increase in accrued interest receivable                             (20)            0            (20)
       Increase in accrued interest receivable - related party              93             0              0
       Increase in accrued expenses                                          0         2,000          3,000
       Increase in accrued expenses - related party                          0           500            500
                                                                 ------------- ------------- --------------

Net cash used for operating activities                                  (6,284)          (94)        (9,210)
                                                                 ------------- ------------- --------------

CASH FLOW FROM INVESTING ACTIVITIES :
      Advance on loan receivable                                       (15,000)            0        (15,000)
      Repayments on loan receivable                                     15,000             0         15,000
      Advance on loan receivable - related party                             0             0        (18,000)
      Repayments on loan receivable - related party                     18,000             0         18,000
                                                                 ------------- ------------- --------------

Net cash used by investing activities                                   18,000             0              0
                                                                 ------------- ------------- --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                             0        23,000         23,000
                                                                 ------------- ------------- --------------

Net cash provided by financing activities                                    0        23,000         23,000
                                                                 ------------- ------------- --------------

Net increase in cash                                                    11,716        22,906         13,790

CASH, beginning of period                                                2,074             0              0
                                                                 ------------- ------------- --------------

CASH, end of period                                              $      13,790 $      22,906 $       13,790
                                                                 ============= ============= ==============
Net cash used for operating activities                                  (6,284)          (94)        (9,210)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:    None




    The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                 (Information with respect to the periods ended
                      June 30, 1999 and 1998 is unaudited)

(1) Summary of Significant Accounting Principles
      The Company SD Products Corporation is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on October 20, 1997.

        The Company has not yet engaged in its expected operations. The Company's future operations will be to provide automobile leasing for various consumer groups. Current activities include raising additional equity and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

        The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

        The following summarize the more significant accounting and reporting policies and practices of the Company:

        a) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

        b) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(2) Loan Receivable The Company authorized a loan in the amount of $18,000 to a related party at the rate of 9% per year, payable on demand. The loan principal and accrued interest were paid in full, subsequent to September 30, 1998. The Company then loaned American Sports Machine, Inc. $15,000 at the rate of 7% per year, payable on demand. This loan was paid in full in May, 1999.

(3)     Stockholders'  Equity The Company has  authorized  50,000,000  shares of
        $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. The Company had 2,800,000 shares of common stock issued and outstanding at September 30, 1998. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash. In December 1998, additional paid in capital was reduced by offering costs.

        The Company had no shares of preferred stock issued and outstanding at June 30, 1999.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carryforwards for income tax purposes of approximately $12,900, expiring at September 30, 2019.

        The amount recorded as deferred tax assets as of June 30 1999 is $5,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.
                                   SD Products Corporation
                               (A Development Stage Enterprise)
                                Notes to Financial Statements

(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $12,900 for the period from October 20, 1997 (Inception) through June 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

        As discussed in Note 2, the Company extended a loan to M. Investments of Nevada, Inc., a company under common control. This loan was repaid in full.

        Related party balances and amounts for the period ended are as follows:



                                                     June 30, September 30,
                                                    1999          1998
                                              ------------------------------
Loan and accrued interest receivable -related $party        0$        18,093
                                              ==============================

Accrued expenses - related party              $0             $           500
                                              ==============================

Interest earned - related party               $0             $            93
                                              ==============================

Organization expenses - related party         $0             $           200
                                              ==============================

Professional fees - related party             $0             $           500
                                              ==============================

Item 2.        Management's Discussion and Analysis or Plan of Operation

General

        Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mark A. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through June 30, 1999, the Company had interest income of $624.00 from a loan to a related party. Cumulative operating expenses as of June 30, 1999 were $6,981. The Company proposes to engage in the business of automobile lease financing/funding.

        Mr. Charles Adams, consultant to SDP, agreed to develop the automobile lease financing/funding business for the Company for the following, among other, reasons: (i) because of his belief that a public company could exploit its talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned lease finance/funding company.

Plan of Operation

        If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately six (6) to nine (9) months without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for SDP to raise additional funds in the next six(6) months, if only a minimal level of revenue is generated in accordance with management's expectations.

         Mr. Adams, at least initially, will be solely responsible for developing SDP's automobile lease finance/funding business. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to SDP's business.

     In addition, at least initially, the Company intends to operate out of the home of Mr. Mintmire. Thus, it is not anticipated that SDP will lease or purchase office space or computer equipment in the foreseeable future. SDP may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

        For the period from October 20, 1997 through June 30, 1999, the Company had a cumulative loss from operations aggregating $6,981.

Financial Condition, Capital Resources and Liquidity

        At June 30, 1999, the Company had assets totaling $13,790 and liabilities of $3,500 attributable to accrued expenses. On October 20, 1997, at inception, the Company issued 2,000,000 shares of restricted Common Stock to Mr. Mark A. Mintmire, the President and Treasurer of the Company and record and beneficial owner of approximately 72.14% of the Company's outstanding Common Stock. In April and June 1998, the Company received a total of $3,000 and $ 20,000 respectively in cash contributed as consideration for the issuance of shares of Common Stock pursuant to Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and
Section 517.061(11) of the Florida Code.

        The Company has no potential capital resources from any outside sources at the current time. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Any additional capital needed will most likely be provided by the Company's existing shareholders or its officers and directors.

        The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such shareholders and directors.

Net Operating Losses

        The Company has net operating loss carryforwards of $12,900 which expire in the year 2019. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

        The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

        This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                           PART II

Item 1. Legal Proceedings.

        The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.        Changes in Securities and Use of Proceeds

        None

Item 3.        Defaults in Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the quarter ending June 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.        Other Information

        None

Item 6.        Exhibits and Reports on Form 8-K

     (a)The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
3.(i).1   Articles of Incorporation of SD Products Corp.filed October 20,1997(1)

3.(i).2   Articles of Amendment to the Articles of Incorporation of SD Products
                 Corp. filed April 30, 1999(1)

3(ii).1   By-laws (1)

27 *      Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.

*       Filed herewith

     (b)No Reports on Form 8-K were filed during the quarter ended June 30, 1999.


                                          SIGNATURES
                                          ----------

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SD Products Corp.


Date: August  ___, 1999           BY:__________________________
                                  Mark A. Mintmire, President, Secretary
                                  Chief Executive Officer & Director


[sign page SD PRODUCTS 10Q 6.30.99]