Form 10KSB
period 1999-09-30
S D PRODUCTS INC
filed 1999-12-29
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended September 30, 1999

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT  OF 1934

For the transition period from ___________ to ____________

     Commission file no.   0-26021

                                SD PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               FLORIDA                                 65-0790763
     -------------------------------                   ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     1506 Briarhill Lane N.E.
     Atlanta, GA                                         30324
     -------------------------------                   ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (404) 321-1192

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                             Name of each exchange
                                                  on  which registered
    None
 ---------------------                           ----------------------
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                               -------------------
Copies of Communications Sent to:
                                  Donald F. Mintmire, Esq.
                                  Mintmire & Associates
                                  265 Sunrise Avenue, Suite 204
                                  Palm Beach, FL 33480
                                  Tel: (561) 832-5696
                                  Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X      No
                      -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $0.00

     Of the 2,800,000 shares of voting stock of the registrant issued and outstanding as of December 15, 1999, 700,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Part I

Item 1. Description of Business.

     (a) Business Development.

     SD Products, Inc. (hereinafter referred to as the "Company" or "SDP") was organized under the laws of the State of Florida on October 20, 1997. The Company was organized by Mr. Mark A. Mintmire, the executive officer and director of the Company, for the purpose of engaging in the business of providing a lending (funding) source for the purchase of leased automobiles, including limousines. In this regard, the Company retained the services of Mr. Charles Adams. It is anticipated that the Company will benefit from the synergy expected to result from the combination of the specialized working experience and expertise of Mr. Mintmire with Mr. Adams' experience in the industry. The Company's executive offices are presently located at 1506 Briarhill Lane NE, Atlanta, GA, 30324 and its telephone number is (404) 321-1192.

     The Company generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. SDP received gross proceeds in the amount of $23,000 from the sale of a total of 800,000 shares of common stock, $.0001 per value per share (the "Common Stock"), in two (2)offerings conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia and the State of Florida. The Company undertook its first offering of shares of Common Stock pursuant to Rule 504 on April 7, 1998 and its second offering of shares of Common Stock pursuant to Rule 504 on June 24,1998. While no offering memorandum was used in connection with these offerings, the business plan of the Company, which was disclosed to each prospective investor, was to provide for a lending / (funding) source for the purchasers of leased automobiles, including limousines. Neither Georgia nor Florida required a disclosure document under the terms of the exemption under which these offerings were made.

     There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements or arrangements.

     The Company intends to offer additional securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans. (See Part I, Item 1. "Description of Business - (b) Business of Issuer.")

     See (b) "Business of Issuer" immediately below for a description of the Company's proposed business. As of the date hereof, the Company has no temporary staff or clients for placement of such lending(funding).

(b)     Business of Issuer.

General

     Since its inception, the Company has conducted no business operations except for organizational activities and an offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $23,000. Further, the Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director, along with the consultant, will receive reasonable salaries for services as executive officers at such time as the Company commences business operations. (See Part I, Item 6. "Executive Compensation.") These individuals will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part I, Item 5. "Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors.") The Company proposes to engage in business as the provider of financing/funding for automobile leases.

     The following discussion of the financing market, as it relates to the Company's medium and long term business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations as a lender and, in addition thereto, is able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue in business and/or fund the anticipated growth, assuming SDP's proposed business is successful. There can be no assurance such financing can be obtained or that the Company's proposed business will be successful.

     Mr. Mintmire decided to pursue the leasing/financing business via the Company because of the belief that his formal education, when combined with Mr. Adams' years in the leasing business, will enable them to develop a successful financing/funding company which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted by each individual, including Mr. Mintmire and Mr. Adams, to manage the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment on the part of these individuals is expected to increase at such time, if ever, as SDP obtains sufficient funding with which to commence the search for leases to finance/fund. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     The Company will be dependent upon its consultant, Mr. Adams, to develop the client base with whom to arrange lease financing/funding. Mr. Adams has extensive experience in the leasing business and has managed his own employment leasing business for approximately the last two (2) years, as a sole proprietor and six (6) months as a corporation. The Company plans to use to its advantage Mr. Adams' reputation in the leasing industry. Nevertheless, while Mr. Adams has been successful in the past, there can be no assurance that he will be successful in building the client base necessary for the successful operation of the Company. (See Part I, Item 1. "Description of Business" (b) "Business of Issuer - Risk Factors", "Dependence on Management.")

     The Company intends to lend funds for automobile lease financing/funding, initially in the Palm Beach and Broward County, Florida area, then enlarging to the entire State of Florida and thereafter in selected areas nationwide. The Company plans to be able to provide a full spectrum of lease financing/funding services for its clients.

     In its initial phase, the Company will operate out of the facility provided by Mr. Mintmire. Mr. Adams will begin by finding clients for the Company and instructing Mr. Mintmire in the operation of the lease financing/funding market. In the event the Company requires additional capital during this phase, Mr. Mintmire has committed to fund the operation until such time as additional capital is available.

     Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Mr. Adams' efforts, that Mr. Mintmire lacks experience and that the Company will not be able to establish a sufficiently profitable client base to establish the lease financing/funding business. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors", "Dependence on Management")

     To implement the initial plan, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of six (6) months. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of six(6) to nine (9) months.

     Even if the Company is successful at raising this additional money, there can be no assurance that the implementation of the expansion of the initial plan will increase the number of potential clients. By expanding, the Company may face unforeseen costs associated with entry into the lease financing/funding market. The Company still will be largely dependent upon Mr. Adams and to a limited extent upon Mr. Mintmire to find suitable clients on a profitable and timely basis. Additionally, Mr. Adams may have a conflict between the time demands of an expanding business and the time requirements of his existing business. Although the Company believes $100,000 is sufficient to cover operations for the projected period, there can be no assurance that such funding can cover the additional risks associated with expansion. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors", "Conflict of Interest.")

     If the Company is able to generate enough revenue during the initial phase to support the business in Palm Beach and Broward Counties, in the medium term, the Company plans to open one (1) additional office each quarter until such time as it has four (4) offices operating. The Company intends to open the first expansion office outside of Palm Beach and Broward County in Atlanta, Georgia, since Mr. Mintmire already has an operation in that area and is familiar with the business environment there. The Company anticipates that it will require an additional $100,000 to fund one (1) year of operations at this second location, acquisition of office space, equipment and wages for clerical staff. The Company also believes that Mr. Adams will be capable of managing the Palm Beach and Broward County operation at this time, while Mr. Mintmire will oversee Atlanta, Georgia and generally oversee the Palm Beach and Broward County operation. To fund the expansion into Palm Beach and Broward Counties, the Company intends to initiate another self-directed Rule 506 offering to raise $100,000. If the Company is not successful in raising such additional funds, the Company believes that it will not be able to operate a second location without creating a financial drain on the first location. Even if it is successful, there can be no assurance that the Company will achieve any acceptance in the Palm Beach and Broward County marketplace and may not establish a sufficient client base to make the venture viable.

     During the first quarter in which the Atlanta, Georgia office is operating, the Company intends to seek funding through an additional Rule 506 offering, seeking an additional $300,000. Such funds will be utilized to open the third and fourth office during the next two quarters. While office space, clerical help, equipment costs and operations for a one (1) year period are not anticipated to exceed $100,000, the Company believes that both Mr. Adams and Mr. Mintmire should be placed on an annual salary and that advertising and promotional costs must be increased in order to increase the accessability to a broader range of potential clients. Also, in order to be competitive with other automobile lease finance /funding companies, the Company must implement an employee benefit program. The Company believes that the additional $100,000 of the planned offering should be sufficient to cover these increased costs. The Company plans to open its third office in Martin County since that is immediately contiguous to Palm Beach and Broward County and its fourth office in Dade County. The Company believes that by covering these contiguous counties in South Florida and having coverage in Atlanta, Georgia, that it will have access to a broader range of potential clients and a larger pool of potential client lease financing/funding. Further, it believes that operations in the contiguous Florida counties and in Atlanta, Georgia, will lead to economies of scale which will increase the potential profitability of the Company. Areas in which the Company believes it will have the benefit of the greatest economies of scale are advertising, expenses and the availability of a larger automobile lease finance/funding market.

     The principal risks of these expanded operations would be unforeseen costs associated with entry into the expanded market, increased costs associated with a larger geographic area of coverage, and additional clerical employee related claims associated with a larger support staff, inability to establish a presence in the expanded market place, increased competition and increased risk associated with the lapse between purchasing the lease finance/funding contracts and the receipt of the stream of cash flows related to each individual automobile receivable. Should the Company incur any large liabilities because of its operations, which risk increases as the Company's geographic coverage expands, such liabilities could have a substantially detrimental affect upon the Company's financial condition. Further, should the Company be unable to secure the financing required for the additional expansion, the anticipated revenues from a reduced operation, while potentially able to meet the operating needs of the Company, would impede the likelihood of incremental revenue increases necessary for the long term financial success of the Company. (See Part I, Item
1. "Description of Business - (b) Business of Issuer - Risk Factors", "Need to ReSell Acquired Receivable in Secondary Markets", "Lack of Working Capital Funding Source.")

     The Company plans to monitor closely its medium term operations for approximately one (1) year. (See Part I, Item 1. "Description of Business - (b) Business of Issuer - "Business Strategy.") If it has been successful in securing the necessary financing and if each of the operations is capable of sustaining itself, the Company intends to seek additional financing through the offering of additional equity securities of Rule 506, conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $1,000,000. There can be no assurance that any of these financing sources will be available to the Company. If the Company plan to seek additional financing is successful, the Company intends to open additional offices which compliment the Southern Florida and Atlanta, Georgia operations, beginning in Atlanta, then expanding into Martin

County and Indian River County and to add a regional manager to oversee these additional operations. The Company believes that such expansion will achieve similar economies of scale as those which are anticipated by the Palm Beach, Broward and Dade County expansion. Further, the Company believes that such expansion will place the Company in a position to be a major force in the lease purchase financing/funding industry in the State of Florida and Georgia. If such expansion is implemented, Mr. Adams and Mr. Mintmire believe that they will be able to oversee the operation with the addition of the manager.

     The Company has not sought as of yet any debt financing since it believes that any qualified venture capital firm will not loan any funds to the Company until such time as it is fully reporting and has completed at least two years of profitable operations. Once it has met their criteria, the Company intends to seek out funds from licensed venture capital firms and to negotiate terms which will fit the financial capabilities of the Company. Since the Company does not intend to seek debt financing until such time as it has several locations operating successfully, it believes that it can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to it or that suitable terms which are most advantageous to the Company can be negotiated. In addition, the Company does not, at this time, anticipate that it will require substantial leverage to fund the expanded operations. However, in the event the Company did receive debt financing and in the event the Company is not successful in sustaining operations or meeting such debt and defaulted in its payments on the debt, then such debt financing would result in foreclosure upon the Company's assets to the detriment of its shareholders.

     Although the Company is authorized to borrow funds, as discussed, it does not intend to do so until such time as it has been operating for a given period of time. At such time as the Company seeks borrowed funds, it does not intend to use the proceeds to make payments to the Company's promoters(if any), management (except as reasonable salaries, benefits and out of pocket expenses) or their respective affiliates or associates, if any. The Company has no present intention of acquiring any assets or other property owned by any promoter, management or their respective affiliates or associates or acquiring or merging with a business or company in which the Company's promoters, management or their respective affiliates or associates directly or indirectly have an ownership interest. Existing conflict of interest provisions are set forth in the Amended Articles of Incorporation for the Company. Management is not aware of any circumstances under which this policy, through their own initiative, may be changed. Although there is no present potential for a related party transaction, in the event that any payments are to be made to promoters and management such will be disclosed to the security holders and no such payments will be made in breach of the fiduciary duty such related persons have to the Company.

     There  are  no   arrangements,   agreements   or   understandings   between
non-management   shareholders   and   management   under  which   non-management
shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

     In the event the Company is successful in securing the additional financing for its long term expansion, it plans to seek acquisitions of qualified companies which the Company believes will compliment its overall strategy inside and outside of the State of Florida. The Company will seek acquisitions of related companies and expand its operations to eventually encompass the entire United States. At such time as the Company enters the automobile lease finance/funding market outside the State of Florida, the Company will be required to comply with applicable state regulations regarding such entities. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Industry Regulations - ;and (b) "Business of Issuer - Risk Factors", Governmental Regulation and Litigation")

     Such increased expansion may increase greatly the risks associated with the Company's operations. The Company will continue to be dependent upon obtaining a sufficient client base which possesses an appropriate number of consumer lease contracts. Increased operations and expansion into other geographic areas expose the Company to the potential of unfavorable interpretation of government regulations. In addition, the larger the geographic market, the greater the chance of increased support staff costs. Furthermore, expansion will expose the Company to competition from larger and more established automobile lease finance/funding firms, many of whom have greater resources than the Company. The Company anticipates that revenues from such expanded operations may result in greater revenue fluctuations as a result of seasonal variations in the automobile sales market and the Company's support staffing needs. Also, the Company will be required to pay wages to a larger support staff while still experiencing 30 to 45 day delays in direct payments received from the new lease financing/funding receivables. In addition, with expansion and implementation of an employee benefit plan which is necessary in order to be competitive for qualified employees, in the event such plan were to be disallowed, loss of qualified status could have an adverse effect upon the Company. Finally, as a larger Company, it could face possible adverse affects from fluctuations in the general economy and business of its clients. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors", "Competition", "Sensitivity to Interest Rates.")

     Another avenue available to the Company to aid its ability to expand is to seek a reverse merger with a larger, public company. While the Company has no present intention to seek such a merger, in the event that an appropriate vehicle were to become known to the Company, the Board of SDP would evaluate the relative risks and merits of such a merger to the overall plans for the Company. The Company may also seek to expand by acquisitions of unrelated companies which engage in related services such as industrial equipment financing, aircraft lease financing and aircraft equipment financing.

     As a reporting company the Company is required to file quarterly reports on Form 10-QSB and annually on Form 10-KSB and in each case, is required to provide the financial and other information specified in such forms. In addition, the Company would be required to file on Form 8-K in the event there was a change of control, if the Company acquires or disposes of assets, if there is a bankruptcy or receivership, if the Company changes its certified accountants, upon the occurrence of other events which may be pertinent to the security holders, and after certain resignations of directors. Being subject to such reporting requirements reduces the pool of potential acquisitions or merger candidates for the Company since such transactions require that certified financials must be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why the Company intends to expand through internal operations through the short and medium term. At such time as the Company will seek acquisitions or mergers, it will limit itself to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

     The Company believes that, because these potential "credit impaired" purchasers represent a substantial market, there is a demand by automobile dealers with respect to financing for non-prime borrowers that has not been effectively served by traditional automobile financing sources.

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan (of which there is no assurance), is to provide automobile lease financing/funding to both automobile dealers and automobile purchasers. The Company's primary revenues will be based upon ability of the Company to purchase at a discount automobile lease financing/funding contracts and/or receivables from car dealers. The Company's secondary revenue source will be based upon the income earned from the interest charged to purchasers who are directly financed by the Company (any profit realized in a final sale price will be booked by the car dealership.) The Company's revenues are dependent on the number of clients and the leases/contracts available for purchase at a discount, the percentage of non-performing receivables and the number of purchasers the Company directly finances.

     The Company will bundle the automobile lease financing/funding receivables it acquires into security pools for the purpose of offering such pools for sale in the secondary market via a public and/or private offering or through the sale to a public and/or private institution or individual buyer. This reselling of receivables will enable the Company to re-use its cash with which it will recommit to purchase additional automobile lease financing/funding receivables or to use to finance sub prime and/or credit impaired clients on an individual basis.

     The Company's primary direct costs will be (i) salaries to Mr. Adams and Mr. Mintmire (payroll cost), (ii) marketing and sales related costs, (iii) employment related taxes and (iii) health benefits. (See Part I, Item 1, "Description of Business,") Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act ("FICA"), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State of Florida unemployment tax rates are affected by claims experience, of which the Company has none at this time. Health benefits are comprised primarily of medical insurance costs, but also include costs of other employee benefits such as prescription coverage, vision care, disability insurance and employee assistance plans.

     The Company's gross profit margin will be determined in part by its ability to minimize and control operating costs; to maximize the discounts applicable to the automobile lease financing/funding contracts; to finance reliably performing impaired credit receivables, thereby obtaining the highest cash flows available per contract pool; being able to provide direct financing of high quality credit impaired automobile purchasers; and, how successful the Company will be in reselling the pooled receivable bundles in the secondary market. The Company will attempt to maximize the discounts to the automobile lease financing/funding contracts it purchases and to carefully select which impaired credit borrowers to finance because it will not have many direct costs over which it can minimize much further with the exception of marketing and sales related costs.

     The Company's objective is to become a dominant provider of automobile lease financing/funding for the sub prime and/or credit impaired car buyer at first in a select geographic area, beginning in Palm Beach and Broward County, Florida, expanding to Atlanta, Georgia, and then to contiguous counties in South Florida and, eventually throughout the State of Florida and Georgia, thereafter into selected areas nationwide. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to: (i) provide a comprehensive package of automobile lease financing/funding programs to both dealerships and individuals and, (ii) focus on Palm Beach and Broward Counties which have high growth opportunities.

     Management expects in the event SDP achieves commercial success initially to increase the Company's market penetration through internal expansion and thereafter through selected acquisitions. Such acquisitions could include both new and used car dealerships and financing companies related thereto. Management believes that in the current market, expansion into markets beyond the State of Florida could be especially attractive because it is believed that the internal structuring of a successful operation in Florida can be replicated in other selected geographic areas with high growth opportunities. However, such expansion presents certain challenges and risks. There is no assurance that SDP, even if it is successful in establishing a presence in its targeted markets, will be able to profitably penetrate these markets.

Proposed Company Staffing and Services

     Mr. Adams has been managing his own company in the automobile lease finance/funding industry for approximately the past two and one-half years (2 1/2): the last two (2) years as a sole proprietor and six (6)months as a corporation. Under Mr. Adams' direction, the Company plans to offer clients a full array of automobile lease financing programs. It is anticipated, and subject to the availability of additional funding, that the Company will employ a manager, additional clerical support and an accountant.

     The Company believes that its initial success will be due in part to the familiarity of Mr. Adams with the automobile lease finance/funding businesses of its potential clients. He will visit clients and prospective clients on a regular schedule to allow for the necessary lead time to unfold to permit strong business relationships to development. To insure client satisfaction, Mr. Adams will pursue a pro-active approach with prospective and existing clients. This pro- active approach will include the providing of customized marketing information illustrating financing program alternative which dealerships may use in closing a sale with a customer. Mr. Mintmire also will become familiar with the Company's clients by teaming up with Mr. Adams on client visits as a means to not only establish a sound business relationship between the clients and the Company's principals but also as a learning tool whereby Mr. Mintmire may become as knowledgeable about the automobile lease finance/funding industry as Mr. Adams.

     Management is unable at this time to forecast with any degree of certainty the acceptance of the Company's lease finance/funding programs or the expenses of doing business; however, SDP intends to market its programs competitively in the Company's target markets.

Sales and Marketing

     The Company plans to market its automobile lease finance/funding programs through a combination of marketing channels including direct sales, franchises and strategic alliances. The Company believes that this multi-channel approach will allow the Company to quickly access a pool of automobile lease finance receivables, develop regional awareness and ultimately become a market leader. Of the three marketing channels intended to be employed by the Company, direct sales is widely recognized as the most common in the industry due to the relationship building that is necessary to be established between the Company and clients; furthermore, strategic alliances have often been used to provide an appearance of a proprietary "in house" financing alternative. Franchising is an often used means whereby an automobile lease finance/funding company can further expand its revenue stream not only in obtaining additional lease finance receivables but also by the receipt of franchise revenues. In addition, another benefit to franchising has been the further recognition of a company's brand-name in the marketplace by consumers. There can be no assurance that any of these techniques will be used or will be successful. The Company intends to compete, assuming that it is successful in obtaining sufficient financing, with other companies in its target markets who are currently providing automobile lease finance/funding programs.

     The Company anticipates that its initial marketing efforts will be in the area of direct sales. Good quality presentations and professional follow-up with the clients will be essential to the Company's success. Initially, Mr. Adams will secure the Company's client base. However, the Company anticipates that it will employ qualified sales personnel to establish new customer accounts. The Company believes that by employing its own sales personnel it will be able to penetrate additional markets at a minimal cost since sales associates receive compensation in the form of commissions based upon a client's use of the Company's programs. This commission based compensation program will reduce the overhead costs for the Company.

     The Company's ability to develop markets through the efforts of Mr. Adams and, eventually a sales force is, of course dependent upon management's ability to obtain necessary financing, of which there can be no assurance. Assuming the availability of adequate funding, SDP intends to stay abreast of changes in the marketplace by ensuring that it remain in the field where clients and competitors can be observed firsthand. SDP does not anticipate obtaining long-term written contracts with clients since such contracts are not common in the automobile lease finance/funding industry; however, management believes that the loyalty of such clients can be maintained through a continuous presence, relationship building and, more importantly, through effective and professional servicing of client accounts.

     The Company will attempt to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry. As part of this client selection strategy, the Company intends to offer its services to those clients which have a reputation for reputable dealings and a reliable and broad inventory base and, eliminating clients that it believes present a higher risk of product mechanical failure and very poor sub-prime and/or very poor "impaired credit" purchaser profiles. Where feasible, the Company will evaluate each client's portfolio of automobile lease finance/funding receivables for creditworthiness, product grade, and loan failure history.

Competition

     The non-prime consumer credit market consists of many national, regional and local competitors with various strategies to approach industry risks. Although fragmented, the market is becoming increasingly competitive due to its profitability and relative ease of entry. Existing and potential competitors include well-established financial institutions, such as banks, savings and loans, small loan companies, leasing companies and captive finance companies owned by automobile manufacturers and others. Many of these financial organizations do not consistently solicit business in the non-prime consumer credit market. The Company believes that captive finance companies generally focus on new car financing, and direct their marketing efforts to the non-prime consumer market only when inventory control and/or production scheduling requirements of their parent organizations dictate a need to enhance sales volumes and then exit the market once such sales volumes are satisfied. Increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loans in the non-prime consumer credit market.

Industry Regulation

Overview

     As an employer, the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.

Seasonality

     The Company believes that its results of operations will reflect the seasonality of higher client demand which is associated with federal income tax refunds. It has been observed, as has been the case with other "big ticket" items, that car buying appears to be higher in the first two quarters of the calendar year than in the later half of the year. Many car purchasers receive income tax refunds during the first half of the year which becomes a principle source of down payments on new and used car purchases.

Employees and Consultants

     The Company has had no employees since its organization. In addition, Mr. Mintmire, (the Company's sole executive officer and director)and Mr. Charles Adams, (the Company's key consultant), have served in those positions without compensation through the date hereof. Mr. Adams was compensated, in the form of company common stock, for specialized services, including the preparation of a business plan and the performance of consulting services. Mr. Mintmire was compensated, in the form of restricted common stock, for management services relating to the formation of the Company and for financial consulting services.

     The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. Upon finishing his education, Mr. Mintmire decided to pursue the lease financing business because of the belief that his prior formal business training, when combined with Mr. Adams' years of experience in the industry, will enable them to develop a successful lease financing company which will have the advantages of among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company.

     The Company will be dependent upon Mr. Adams to develop the client base with whom to place automobile lease financing/funding programs. Mr. Adams has many years of experience in the lease financing business and has managed his own business for several years. The Company plans to use to its advantage Mr. Adams' reputation in the industry. Nevertheless, while Mr. Adams has been successful in the past, there can be no assurance that he will be successful in building the client base and client solicitation program necessary for the successful operation of the Company.

Facilities

     The Company maintains its office rent free at the residence of Mr. Mark A. Mintmire, the sole Officer and Director of the Company, at 1506 Briarhill Lane NE, Atlanta, Georgia 30324. Its telephone number is (404) 321-1192. The Company anticipates that it will have continued use of this office on a rent-free basis for the foreseeable future and that this arrangement will be adequate for the Company's needs while it is in the development stage. Assuming that SDP obtains the necessary additional financing and is successful in implementing its business plan, no assurance of which can be made, the Company will require its own commercial facility in Palm Beach County. In such event, management believes that SDP would be able to locate adequate facilities at reasonable rental rates in Palm Beach County, suitable for its future needs.

Risk Factors

     Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

     1. Development Stage Company. SDP was only recently organized on October 20, 1997, and accordingly, is in the early form of development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under- capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a client base and market recognition, most of which are beyond the Company's control. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays environment in which the Company will operate. The Company's success depends to a large extent on establishing a client base with meaningful lease financing/funding receivables and successfully arranging a large volume of direct automobile lease financing/funding. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to find a niche in the automobile lease financing/funding industry. There are numerous competitors in Palm Beach, Broward County, Florida, Atlanta, Georgia, the remaining State of Florida and nationwide, several of which are large public companies, which are already positioned in the business and which are better financed than the Company. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. "Description of Business.")

     2. No Operating History, Revenues or Earnings. As of the date hereof, the Company has not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since its inception, most of the time and resources of SDP's management have been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its obtaining additional financing from intended operations, from placement of its equity or debt or from third party funding sources. The Company's success in the business of automobile lease finance/funding is dependent upon the purchasing of receipt automobile lease financing/funding receivables and the arranging of a large volume of direct automobile lease financing/funding directly to consumers, which are not expected for the foreseeable future, and/or additional financing to enable the Company to continue in operation. There is no assurance that SDP will be able to obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. "Description of Business.")

     3. Minimal Assets, Working Capital and Net Worth. As of September 30, 1999, the Company's total assets in the amount of $13,200, consisted, principally, of paid-in capital of $22,930 less accrued expenses of $11,659. As a result of its minimal assets, as of March 31, 1999, the Company has very minimal net worth presently. Further, SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 2,000,000 shares of the Company's Common Stock to Mr. Mark A. Mintmire, executive officer and director of SDP, in consideration and exchange therefore for services in connection with the organization of SDP performed for the Company. On October 20, 1997, the Company issued 100,000 shares of unrestricted Common Stock to Mr. Charles Adams, the key consultant of the Company, in consideration and exchange therefore for services in connection with the organization of SDP performed for the Company by him. During April, 1998, the Company issued and sold an aggregate of 300,000 shares of Common Stock for cash consideration totaling $3000, from which proceeds were paid $500 for legal services and $200 for accounting services rendered to the Company. During June, 1998, the Company issued and sold an aggregate of 400,000 shares of Common Stock for cash consideration totaling $20,000 at $.05 per share.(See Part II. Item 10. "Recent Sales of Unregistered Securities.")

     Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business")

     4. Need to Re-Sell Acquired Receivable in the Secondary Markets. The Company has minimal working capital therefore it will be critical that any and all cash resources utilized by the Company be maximized. The Company will bundle together in security pools, the size of which will be determined by the quality of receivables purchased, a number of automobile lease financing/funding receivables for the purpose of re-selling them in a public and/or private offering for purchase by an institutional investor and/or an individual. This reselling will restore working capital to the Company with which it can put back to work to purchase additional automobile lease financing receivables and/or by directly financing an individual's automobile lease purchase. There is no assurance, however, that the Company will be successful in its efforts to re-sell these "bundled" securities in the secondary market and may, if unsuccessful, be limited in its attempt to become a viable company.

     5. Need for Additional Capital: Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of six (6)to nine(9)months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. SDP's independent certified public accountant has expressed this as a "going concern" qualification to the opinion of Durland and Company, CPAs P.A. on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, SDP may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of a clients and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in its proposed line of business, i.e. automobile lease financing/funding. SDP has no identified sources of funds, and there can be no assurance that resources will be available to the Company when needed.

     6. Dependence on Management: Director's Lack of Experience in Automobile Lease Financing/funding. The possible success of the Company is expected to be largely dependent on the continued services of, Mr. Charles Adams, because Mr. Mintmire, the Company's sole director and executive officer, does not have any experience or expertise in the automobile lease finance/funding industry. Virtually all decisions concerning the clients to contact, the type of lease financing/funding programs to design and direct marketing material to disseminate and the establishment of a client profile database by the Company will be made or significantly influenced by Mr. Adams. He is presently serving as manager of his own lease finance/funding company amd is required to devote a significant amount of time to the conduct of that company's business. Mr. Mintmire and Mr. Adams are expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers of SDP. The loss of the services of Mr. Adams would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on the lives of, and has no employment contract or other agreement with Mr. Mintmire or Mr. Adams.

     7. No Client Base. The Company was only recently organized. While SDP intends to engage in the automobile lease finance/funding industry, the Company currently has no clients. Further, the very limited funding currently available to the Company will not permit it to commence business operations in the automobile lease finance/funding industry except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for SDP to continue in business after the expiration of the next six(6)to nine(9)months, will be available. The Company has no clients presently and there can be no assurance that it will be successful in obtaining clients in its initial prospective marketing area encompassing Palm Beach and Broward Counties. SDP does not expect to have long-term contracts with any clients; thus, management believes that the Company must, in order to survive, ultimately obtain the loyalty of a large volume of clients. The Company could be expected to experience substantial difficulty in attracting the high volume of clients in the prospective target market which would enable SDP to achieve commercial viability. The Company will be dependent upon Mr. Charles Adams, who has approximately two and one-half (2 1/2) years of experience in the automobile lease financing/funding industry. (See Part I, Item
1. "Description of Business," (b) "Business of Issuer - Business Strategy; and - Sales and Marketing.")

     8. High Risks and Unforeseen Costs Associated with SDP's Entry into the Automobile Lease Finance/Funding Industry. There can be no assurance that the costs for the establishment of a client base or for the obtaining of a substantial volume of direct automobile lease financing directly with consumers by SDP will not be significantly greater than those estimated by Company management. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by SDP without development of a commercially viable automobile lease financing/funding business. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect the Company. Further, unfavorable general economic conditions and/or a downturn in client confidence has in the past had, and could be expected in the future to have, an adverse affect on client ability to sell automobiles which could, in turn, adversely affect the Company's business. Additionally, competitive pressures and changes in client mix, among other things, which management expects the Company to experience in the uncertain event that it achieves commercial viability, could reduce the Company's gross profit margin from time to time. Accordingly, there can be no assurance that SDP will be capable of establishing itself in a commercially viable position in local, state and nationwide automobile lease financing/funding industry. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer", and "Seasonality.")

     9. Conflict of Interest. There are existing and potential conflicts of interest, including time, effort and corporate opportunity, involved in the participation by the Company's executive officers and director in other business entities and transactions. Mr. Adams, is the President and manager of his own lease finance/funding company, which by virtue of his relation to the Company is an affiliate of the Company, will divide his time and effort between the Company, his existing employment agency and his other business obligations. Accordingly, Mr. Adams and Mr. Mintmire may become subject to direct conflicts of interest and the corporate opportunities doctrine with respect to business opportunities in the temporary staffing business which come to their attention. The Company's Amended Articles of Incorporation provide that any related party contract or transaction must be authorized, approved or ratified at a meeting of the Board of Directors by sufficient vote thereon by directors not interested therein or the transaction must be fair and reasonable to the Company. Mr. Adams, who is not presently a director of SDP, has agreed, in the event that he is elected to serve as a director of the Company in the future, that he would abstain from voting on any related party contract or transaction involving his existing business. Nevertheless, assuming Mr. Adams' future election to SDP's Board of Directors and his abstention from voting on any related party contract or transaction in accordance with his agreement, it would still be possible for the Board of Directors of the Company, by a vote of a sufficient number of disinterested directors, to authorize, approve or ratify such a contract or transaction with Mr. Adams' existing business agency or any other affiliate even if the terms were unfair to the Company and unreasonable.

     Because of the existing and/or potential future associations of the Company's executive officers and directors in various capacities with other firms involved in a range of business activities and because of the limited or minimal amount of time and effort which is expected to be devoted to the Company by such persons, there are existing and potential conflicts of interest in their acting as executive officers and directors of the Company. None of the executive officers or the directors of the Company will be able to devote a significant amount of time or effort to the business and affairs of the Company because of their simultaneous participation in, employment by and/or commitments to other firms involved in a range of business activities. In addition, all of such persons are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities (in addition to Mr. Adams' existing business) involved in a variety of businesses which are engaged, or may in the future engage, in various transactions, or compete directly, with the Company. Conflicts of interest and transactions which are not at arm's-length may arise in the future because the Company's executive officers and/or directors are involved in the management of any company which transacts business, or competes directly with, the Company. (See Part I, Item 1. "Description of Business," (b) Business of Issuer General.")

     10. Governmental Regulation and Litigation. The Company's business is subject to extensive federal, state and local regulation and supervision. Such regulation, among other things, requires the Company to limit interest rates, fees and other charges related to finance contracts. Such regulations exist primarily for the benefit of consumers, rather than for the protection of dealers  of  finance  companies  and could  limit the  Company's  discretion  in operating its business. Noncompliance with any applicable statutes or regulations could result in the suspension or revocation of any license at issue, as well as the imposition of civil fines and criminal penalties.

     The Company's automobile lease financing/funding activities in the State of Florida are subject to existing Florida Statutes which limit the interest rate which a lender may charge on consumer finance contracts. Before expanding the companies operations to Atlanta, Georgia, the company must consider the impact of usury laws in Georgia. To the extent that the interest rates and fees charged by the Company are limited by the application of maximum allowable interest rates and charges that in the future may be lower than those currently charged by the Company, the Company's financial condition, results of operations or cash flows may be adversely affected. (See: "Potential for Unfavorable Interpretation of Government Regulations" and Part I, Item 1. "Description of Business" (b) "Business of Issuer-Industry Regulation)

     11. Ability to Grow. The Company expects to grow through internal growth, by granting franchises and through acquisitions. The Company plans to expand its business from its current location and by entry into other markets. There can be no assurance that the Company will be able to create a market presence, or if such market presence is created, to profitably expand its market presence or successfully enter other markets. The ability of the Company to grow will depend on a number of factors, including the availability of working capital to support such growth, existing and emerging competition and the Company's ability to maintain sufficient profit margins in the face of an increasingly competitive industry. The Company must also manage costs in a changing regulatory environment, adapt its infrastructure and systems to accommodate growth and recruit and train qualified personnel.

     The Company also plans to expand its business, in part, through acquisitions primarily of independently owned and operated automobile lease finance businesses. Although the Company will continuously review potential acquisition candidates, it has not entered into any agreement, understanding or commitment with respect to any acquisitions at this time. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on favorable terms, or at all, or integrate acquired businesses into its operations. Moreover, there can be no assurance that acquisitions will not have a material adverse effect on the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as at then existing Companyowned locations or otherwise perform as expected. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisitions will be completed. The Company will be competing for acquisition and expansion opportunities with entities that have substantially greater resources than the Company. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of personnel, unanticipated problems or legal liabilities, and tax and accounting issues, some or all of which could have material adverse effects on the Company's results of operations and financial condition.

     Franchise growth poses the additional risk of the inability of the Company to control the quality of services provided by its franchise associates. Moreover, the failure of any franchise associate to pay royalties due to the Company could have a material adverse effect on the Company's financial condition and results of operations (See Part I, Item 1. "Description of Business (b) "Business Strategy.")

     At such time as the Company enters into franchise agreements, the Company may be subject to claims asserting that it is vicariously liable for the damages allegedly caused by the franchisees. Generally, franchiser liability for the acts or inactions of its franchisees are based on agency concepts. The Company intends for its franchise agreements to state that the parties are not agents and that the franchisees control the day-to-day operations of their businesses. Furthermore, it is intended that the franchise agreements will require the franchisees to undertake certain efforts to inform the public that they are not agents of the Company and that they are independently owned and operated. Moreover, the Company will take certain additional steps to insulate its potential liability based on claims from the franchisee's conduct including requiring the franchisees to indemnify the franchiser for such claims and mandating that the franchisees carry certain insurance coverage naming the Company as an additional insured. Despite these efforts to minimize the risk of vicarious liability, there can be no assurance that a claim will not be made against the Company, nor that the indemnification requirements and insurance coverage will be sufficient to cover any judgments, settlements or costs relating to such a claim.

     12. Competition. The market for financing "credit-impaired" and/or "sub-prime" car buyers is highly competitive. The Company's competitors include local, regional and national automobile dealers, used car finance companies and other sources of financing for automobile purchases, many of which are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than the Company, have not competed for financing for credit-impaired used car buyers. To the extent that such lenders expand their activities in the credit-impaired market, the Company's financial condition, results of operations or cash flows could be materially and adversely affected.

     Many of the Company's competitors have significantly greater name recognition and have greater marketing, financial and other resources than the Company. The Company expects that there will be significant consolidation in automobile lease financing/funding of credit-impaired and/or sub-prime borrowers, resulting in increased competition from larger national and regional companies. There can be no assurance that the Company will be able to compete effectively against such competitors in the future. (See Part I. Item 1. "Description of Business," (b) "Business of Issuer-Competition.")

     13. Seasonal Variations in Results. The Company expects to experience higher revenues in its first and second quarters because of an observed correlation between federal income tax refunds and their use as down-payments on the purchase of new and used automobiles. In addition, the Company expects to experience lower revenues in the third and fourth quarters due to lower overall economic activity. (See Part I, Item 1. "Description of Business", (b) "Business of Issuer", "Seasonality.")

     14. Sensitivity to Interest Rates. The Company's revenues will be derived from automobile lease finance/funding income which results from the difference between the rate of interest it pays on the funds it borrows and the rate of interest it earns pursuant to the finance contracts in its portfolio. While the finance contracts that the Company services bear interest at fixed rates, the Company's indebtedness generally bears interest at floating rates. In the event the Company's interest expense increases, the Company would seek to compensate for such increases by raising the interest rates on its new finance contracts. To the extent the Company is unable to do so because of legal limitations or otherwise, the net margins on the Company's finance contracts would decrease, thereby adversely affecting the Company's financial condition, results of operations or cash flows.

     15. Business Cycle Exposure. The automobile industry historically experiences cyclical growth which follows general economic cycles. In times of economic downturns, the automobile industry tends to experience similar periods of decline and recession as those experienced by the general economy. The automobile industry is greatly influenced by consumer confidence, employment rates, general economic conditions, interest rates, levels of personal discretionary spending and credit availability. There can be no assurance that the automobile industry will not experience protracted periods of decline in sales in the future. Any protracted declines will have an adverse negative impact on the Company's financial condition, results of operations and/or cash flows.

     16. Lack of Working Capital Funding Source. The Company expects to receive payments on the automobile lease financing/funding receivables on a timely basis. However, the nature of the sub-prime lending market will require that the Company plan for a reserve to be held for non-performing receivables. In the event that such reserve for non-performing receivables increases substantially the Company's working capital will be negatively impacted directly impairing operations. In addition, as new offices are established or acquired, or as the existing office is expanded, there will be increasing requirements for cash to fund the Company's plans for expansion. The Company has no current source of working capital funds, and should the Company be unable to secure additional financing on acceptable terms, its business, financial condition, results of operations and liquidity would be materially adversely affected.

     17. Absence of Public Market for Shares. The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Act. There is no public market for the shares of Common Stock and no assurance that one will develop. Of such shares, 700,000 thereof are "free-trading" because of their issuance to persons unaffiliated with SDP pursuant to an exemption from registration provided by Rule 504 of Regulation D promulgated under Section 3(b) of the Act and, the balance of 2,100,000 of such shares are "restricted securities." Rule 144 of the Act provides, in essence, that holders of restricted securities, for a period of one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by "affiliates, control persons and/or underwriters" of SDP, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of SDP's Common Stock will be subject, in addition to the Federal securities laws, to the "blue sky" laws of each state in which such transfer or resale occurs. A total of 2,100,000 shares of the Company's Common Stock will be available for resale under Rule 144 commencing on October 20, 1999. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Managers.")

     18. No Dividends. While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

     19. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and one-third of the Company's outstanding Common Stock constitute a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

     20. Control by Present Shareholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Managers.")

     21. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $.0001 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and to establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

     22. No Secondary Trading Exemption. In the event a market develops in the Company's shares, of which there can be no assurance, secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of the state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

     23. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Item 2. Description of Property.

     The Company's executive offices are located at 1506 Briarhill Lane NE, Atlanta, Georgia 30324. Its telephone number is (404) 321-1192. The Company pays no rent for this space. The Company owns no real or personal property.

Item 3.  Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or or contemplated or any unsatisfied judgments against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended September 30, 1999, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

    (a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on October 20,1997.

     (b) Holders.

     As of December 15, 1999, the Company had 20 shareholders of record of its 2,800,000 outstanding shares of Common Stock.

     (c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through September 30, 1999, the Company had only interest income of $697.00 from a loan to a related party. Total Company operations and operating expenses as of September 30, 1999 were $11,659. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

     At September 30, 1999, the Company had assets totaling $13,200 and liabilities of $952 attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash contributed as consideration for the issuance of shares of Common Stock. SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 2,000,000 shares of the Company's Common Stock to Mr. Mark A. Mintmire, executive officer and director of SDP, for the fair value of services rendered valued at $200.00. At the same time, Mr. Donald F. Mintmire, Esq., the Company's legal counsel, received 100,000 shares of the Company's Common Stock for services valued by him at $500.00. During April, 1998, the Company issued and sold an aggregate of 300,000 shares of Common Stock to Georgia and Florida residents for cash consideration totaling $3000(260,000 shares to thirteen(13) Georgia residents at $.01 per share and 40,000 shares to one (2) Florida residents at $.01 per share). No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

     During June, 1998, the Company issued and sold an aggregate of 400,000 shares of Common Stock to Florida residents for cash consideration totaling $20,000,(200,000 shares to one(1) Florida resident at $.05 per share and 200,000 shares to two (2) Florida corporations at $.05 per share). No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, and Section 517.061(11) of the Florida Code. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Managers0" and Part I, Item
7. "Certain Relationships and Related Transactions.")

     The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Mintmire. Mr. Adams will begin by finding clients for the Company and instructing Mr. Mintmire in the operation of an automobile lease financing/funding business. To attract clients, Mr. Adams and Mr. Mintmire will visit potential clients in order to determine their lease financing needs. The Company will place advertising in local area newspapers in Palm Beach County to directly solicit prospective sub-prime and/or credit impaired auto buyers. In the event the Company requires additional capital during this phase, Mr. Mintmire has committed to fund the operation until such time as additional capital is available. The Company believes that it will require six (6) to nine
(9) months in order to determine the market demand potential.

     The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's automobile lease financing/funding programs and whether the Company can attract an adequate number of direct clients who will qualify for a lease financing program. The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

     To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

 Net Operating Losses

     The Company has net operating loss carry-forwards of $6,543 expiring at September 30, 2018 and $4,419 expiring at September 30, 2019. The company has a $1,300 and $900 deferred tax asset as of September 30, 1999 and September 30, 1998, respectively, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7.  Financial Statements

     The Financial Statements of SD Products, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 13 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-KSB are listed in the Index to Financial Statements below:

Item 8. Changes In and Disagreements With Accountants on Accounting and
           Fincnaial Disclosure

     Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in 1998 of Durland and Company, CPA's, P.A., 340 Royal Palm Way, 3rd Floor, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Durland and Company, CPA's, P.A., through the date hereof.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report........................................F-2

Balance Sheets......................................................F-3

Statements of Operations............................................F-4

Statements of Changes in Stockholders' Equity.......................F-5

Statements of Cash Flows............................................F-6

Notes to Financial Statements.......................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
SD Products Corporation
Atlanta, Georgia

We have audited the accompanying balance sheets of SD Products Corporation, a development stage enterprise, as of September 30, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SD Products Corporation as of September 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Durland & Company, CPAs, P.A.
-------------------------------------------
Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 13, 1999


                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  September 30,




                                                                         1999                  1998
                                                                ----------------------- -------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                         $                13,200 $             2,074
   Loan and accrued interest  receivable - related party                              0              18,093
                                                                ----------------------- -------------------

     Total current assets                                                        13,200              20,167
                                                                ----------------------- -------------------

Total Assets                                                    $                13,200 $            20,167
                                                                ======================= ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                             $                   452 $             3,000
   Accrued expenses - related party                                                 500                 500
                                                                ----------------------- -------------------

     Total current liabilities                                                      952               3,500
                                                                ----------------------- -------------------

Total Liabilities                                                                   952               3,500
                                                                ----------------------- -------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares: none issued                                                              0                   0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares: 2,800,000  issued and outstanding                                      280                 280
   Additional paid-in capital                                                    22,930              22,930
   Deficit accumulated during the development stage                             (10,962)             (6,543)
                                                                ----------------------- -------------------

     Total Stockholders' Equity                                                  12,248              16,667
                                                                ----------------------- -------------------

Total Liabilities and Stockholders' Equity                      $                13,200 $            20,167
                                                                ======================= ===================


                 The accompanying notes are an integral part of
                           the financial statements.


                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
           For the Year and Period Since Inception Ended September 30,



                                                                                             Period from
                                                                                           October 20, 1997
                                                                                         (Inception) through
                                                   1999                  1998             September 30, 1999
                                            -------------------  -------------------- ----------------------
Revenues                                    $                 0  $                  0 $                    0
                                            -------------------  -------------------- ----------------------

Expenses
  General and administrative expenses                     1,466                 6,426                  7,892
  Legal fees - related party                                500                    10                    510
  Professional fees                                       3,057                   200                  3,257
                                            -------------------  -------------------- ----------------------

    Total expenses                                        5,023                 6,636                 11,659
                                            -------------------  -------------------- ----------------------

Loss from operations                                     (5,023)               (6,636)               (11,659)

Other income (expense)
    Interest income - related party                         604                    93                    697
                                            -------------------  -------------------- ----------------------

Net loss                                    $            (4,419) $             (6,543)$              (10,962)
                                            ===================  ==================== ======================
Net loss per weighted average share, basic  $              (.00) $                (.00$                   (.00)
                                            ===================  ==================== ======================
Weighted average number of shares                     2,800,000             2,424,986              2,617,014
                                            ===================  ==================== ======================











                 The accompanying notes are an integral part of
                           the financial statements.


                             SD Products Corporation
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity
       Period From October 20, 1997 (Inception) through September 30, 1999



                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                       Additional     During the    Total
                                               Number of      Preferred   Common       Paid-in        Development   Stockholders'
                                               Shares         Stock       Stock        Capital        Stage         Equity
                                               -------------  ----------- ------------ -------------- ------------- -------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                               0  $         0 $          0 $            0 $           0 $           0

   October 20, 1997 - services ($0.0001/sh)        2,100,000            0          210              0             0           210
   April 7, 1998 - cash ($0.01/sh)                    20,000            0            2            198             0           200
   April 8, 1998 - cash ($0.01/sh)                   100,000            0           10            990             0         1,000
   April 11, 1998 - cash ($0.01/sh)                   40,000            0            4            396             0           400
   April 12, 1998 - cash ($0.01/sh)                   40,000            0            4            396             0           400
   April 13, 1998 - cash ($0.01/sh)                   20,000            0            2            198             0           200
   April 14, 1998 - cash ($0.01/sh)                   40,000            0            4            396             0           400
   April 15, 1998 - cash ($0.01/sh)                   20,000            0            2            198             0           200
   April 17, 1998 - cash ($0.01/sh)                   20,000            0            2            198             0           200
   June 24, 1998 - cash ($0.05/sh)                   300,000            0           30         14,970             0        15,000
   June 29, 1998 - cash ($0.05/sh)                   100,000            0           10          4,990             0         5,000

Net loss -1998                                             0            0            0              0        (6,543)       (6,543)
                                               -------------  ----------- ------------ -------------- ------------- -------------

BALANCE, September 30, 1998                        2,800,000            0          280         22,930        (6,543)       (6,543)

Net loss - 1999                                            0            0            0              0        (4,419)       (4,419)
                                               -------------  ----------- ------------ -------------- ------------- -------------

ENDING BALANCE, September 30, 1999                 2,800,000  $         0 $        280 $       22,930 $     (10,962)$      12,248
                                               =============  =========== ============ ============== ============= =============






                 The accompanying notes are an integral part of
                           the financial statements.


                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
           For the Year and Period Since Inception Ended September 30,


                                                                                                    Period from
                                                                                                    October 20, 1997
                                                                                                    (Inception) through
                                                                              1999          1998    September 30, 1999
                                                                        ------------- ------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $      (4,419)$      (6,543)$           (10,962)
Adjustments to reconcile net loss to net
  cash used for operating activities:
       Stock issued for services                                                    0            10                  10
       Stock issued for services - related party                                    0           200                 200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party             93           (93)                  0
       Increase (decrease) accrued expenses                                    (2,548)        3,000                 452
       Increase (decrease) accrued expenses - related party                         0           500                 500
                                                                        ------------- ------------- -------------------
Net cash used by operating activities                                          (6,874)       (2,926)             (9,800)
                                                                        ------------- ------------- -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                    18,000       (18,000)                  0
                                                                        ------------- ------------- -------------------
Net cash (used) provided by investing activities                               18,000       (18,000)                  0
                                                                        ------------- ------------- -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         0        23,000              23,000
                                                                        ------------- ------------- -------------------

Net cash provided by financing activities                                           0        23,000              23,000
                                                                        ------------- ------------- -------------------

Net increase in cash                                                           11,126         2,074              13,200

CASH, beginning of period                                                       2,074             0                   0
                                                                        ------------- ------------- -------------------

CASH, end of period                                                     $      13,200 $       2,074 $            13,200
                                                                        ============= ============= ===================


                 The accompanying notes are an integral part of
                           the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(1) Summary of Significant Accounting Principles
      The Company SD Products Corporation is a Florida chartered development stage corporation which conducts business from its headquarters in Atlanta, Georgia. The Company was incorporated on October 20, 1997.

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

           c) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

(2) Loan Receivable The Company authorized a loan in the amount of $18,000 to a related party at the rate of 9% per year, payable on demand. Interest of $93 was accrued at September 30, 1998. The loan principal and accrued interest were paid in full in fiscal 1999.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at September 30, 1999. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,543, expiring at September 30, 2018 and $4,419 expiring at September 30, 2019.

           The amount recorded as deferred tax assets is approximately $1,300 and $900 as of September 30, 1999 and September 30, 1998, respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $10,962 for the period from October 20, 1997 (Inception) through September 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

           As discussed in Note 2, the Company extended a loan, which was repaid, to a company under common control.

           Related party balances and amounts for the period since inception, (October 20, 1997), ended September 30, 1999 are as follows:

Professional fees payable - related party      $                     510
                                               =========================
Organizational costs - related party           $                     245
                                               =========================
Interest earned - related party                $                     697
                                               =========================

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
            With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                Age          Position(s) with Company
- ----              ---          ------------------------
Mark A. Mintmire    28           President, Secretary, Chief
                                 Executive Officer & Director

Charles Adams       33           Consultant(4)(5)

(3) Except for Mr. Adams the Company's key consultant; who had no role in founding or organizing the Company, the above-named person may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act. (4) Mr. Adams acts as a Key consultant of the Company.


     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Mintmire and Mr. Adams will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

     Aside from the above officer and director, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Mintmire is the sole "promoter" of the Company as such term is defined under the Act.

Family Relationships

     There are no family relationships between or among the executive officers and director of the Company.

Business Experience

     Mark A. Mintmire has served as the sole Executive of the Company since its inception(October 20, 1997).

     Mr Mintmire has served as the President, Treasurer and Director of the Company since its inception on October 20, 1997. As such he acts as the CEO, CFO and Principal Accounting Officer. Mr. Mintmire was enrolled as a full time Masters of Business Administration student at Georgia State University, Atlanta, Georgia, until August 1998 concentrating in Finance. Mr. Mintmire is an active consultant to a number of companies including: Global Equity funds, Ltd., a small private investment banking group located in Calgary, Canada; Paradigm

Sales and Marketing Corporation, located in Hattiesburg, Mississippi; and, Bio-Solutions International, Inc., located in Denver, Colorado. For the time period from 1993 through September, 1997 Mr. Mintmire formed, financed and operated a bar and restaurant in Atlanta, Georgia, with an investor and operational group. Mr. Mintmire sold this interest in the bar and restaurant in September, 1997, to attend graduate school. Mr. Mintmire has extensive experience in computer based capital budgeting and financial forecasting.

     Mr.  Charles  Adams has served since the Company's  inception  (October 20,
1997) as the Company's key consultant.

     Since October 1997, Mr. Adams has engaged in private business ventures, mostly in the area of finance. Through his company, Adams Inc., which was formed in October, 1997, he is currently providing consulting services and commercial equipment leasing. Mr. Adams specializes in financing equipment which is placed with end users. From October 1997 until the present, Mr. Adams has been employed by Carcorp, Inc. which is one of only two lenders who provide commercial paper for Bombardier, Inc., under operating leases for lear jets and other major aviation equipment. Mr. Adams is the Director of Finance of Carcorp, Inc. and has a staff of eight (8) working under him. In this capacity, Mr. Adams arranges the operating leases for rolling stock, large commercial equipment, aviation and commercial marine end users. From 1995 through October 1997, Mr. Adams was independently engaged in commercial leasing of limousines and limousine fleets. From 1996 through October 1997, he also was employed by Ed Morse as the Fleet Manager for the Jeep operations. From 1993 through 1995, Mr. Adams was employed by Palm Beach Lincoln Mercury in sales. Prior to relocating to Florida, from 1991 through 1993 Mr. Adams was employed by Alpha Zeta Trust in California, where he was responsible for the acquisition of commercial real estate, including negotiations of sale and arrangement of bridge financing. During Mr. Adams employment, Alpha Zeta Trust acquired two large loan pools from the Real Estate Investment Trust. The profitable part of these pools were sold at a substantial profit, while the non performing loans were foreclosed. From 1988 through 1991, Mr. Adams independently engaged in the acquisition of real estate. During the same period he was employed by Porsche, Audi, Ferrari in Woodland Hills, California as a salesman. In this capacity, Mr. Adams was responsible for all aspects of the automobile acquisition, including arranging the purchase financing. Mr. Adams attended Los Angeles Valley College for two (2) years and took marketing and sales extension courses at the University of California Los Angeles.

Compliance  with  Section  16(a)  of the  Securities  Exchange  Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Mintmire comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended September 30, 1998 up to the second quarter ended March 31, 1999.

Item 10.  Executive Compensation

     The Company, in consideration for various services performed for the Company, issued to Mr. Mark A. Mintmire, the Company's sole executive officer and/or director 2,000,000 shares of restricted common stock. The Company issued 100,000 shares of unrestricted common stock to Mr. Adams for consulting services performed and costs incurred by Mr. Adams on behalf of SDP. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as SDP commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions of President/Treasurer, Executive Vice President and Secretary respectively, of the Company. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

     The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                      Amount
Name and Address of                   Beneficially        Percent of
Beneficial Owner                      Owned               Class (1)
    ----------------                  -----               ---------
Mark A. Mintmire      (2)(3)          2,020,000             72.14%
1506 Briarhill Lane NE
Atlanta, Georgia 30324

All Executive Officers, Directors     2,020,000             72.14%
-------------------

(1) Based upon 2,800,000 shares of the Company's Common Stock issued and outstanding as of Decemer 15, 1999.
(2) Sole Executive and Director of the Company.

Item 12.  Certain Relationships and Related Transactions:

           On October 20, 1997, at inception, the Company issued 2,000,000 shares of restricted Common Stock to Mr. Mark A. Mintmire, the President and Treasurer of the Company and record and beneficial owner of approximately 75.71% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of SDP performed for the Company by him.

     On October 20, 1997, the Company issued 100,000 shares of unrestricted Common Stock to Mr. Donald F. Mintmire, the legal counsel of the Company and record and beneficial owner of approximately 3.57% of the Company's outstanding Common Stock, in exchange for services for the Company in connection with the organization of SDP valued by him at $500.

     On October 20, 1997, the Company issued 100,000 shares of unrestricted Common Stock to Mr. Charles Adams, the key consultant of the Company and record and beneficial owner of approximately 3.57% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of SDP performed for the Company by him.

     On April 14, 1998, the Company sold for $200 in cash a total of 20,000 shares of unrestricted Common Stock to Mark A. Mintmire, the sole executive and director of the Company, and the record and beneficial owner of approximately 72.14% of the Company's outstanding Common Stock, for certain business consulting services performed for the Company valued at $200.

     At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although the Company has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, the Company intends to reserve such stock for the Rule 506 offerings contemplated to implement continued expansion, for acquisitions and for properly approved employee compensation at such time as such plan is adopted. (See Part I, Item 1. "Description of Business
- (b) Business of Issuer.") contemplated or any unsatisfied judgments against the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, are described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.  Description
----------   ----------------------------------------

3.(i).1      Articles of Incorporation of SD Products Corp.
             filed October 20, 1997(1)

3.(i).2 Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed April 30, 1999 (1)

3.(ii)       Bylaws of SD Products Corp.(1)

27           Financial Data Schedule

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of SD Products Corp.(File No. 0-26021), filed with the U.S. Securities and Exchange Commission.

    (b) No Reports on Form 8-K were filed during the fiscal year ended September 30, 1999, covered by this Annual Report on Form 10-KSB.


                                   SIGNATURES
                                   ----------


           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SD PRODUCTS, CORP.
                                          (Registrant)


Date: December 28, 1999                   By: /s/ Mark A. Mintmire
                                          --------------------------------
                                          Mark A. Mintmire, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date          Signature                    Title
        ----          ---------                    -----

December 28, 1999     By: /s/ Mark A. Mintmire
                         -----------------------   President, Director
                          Mark A. Mintmire         Secretary and Treasurer