Form 10QSB
period 1999-12-31
S D PRODUCTS INC
filed 2000-02-14
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 1999

Commission file no.    26021
                      -------

                               S D Products Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                 65-0790763
------------------------------------                      ---------------------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                              Identification No.)

1506 Briarhill Lane N.E.
Atlanta, GA                                                       30324
------------------------------------------                ---------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                       on which registered
         None                                                   None
-----------------------------------                 ---------------------------

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
                           Yes  X           No
                               ----            ----

         As of December 31, 1999, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements






                          INDEX TO FINANCIAL STATEMENTS




Balance Sheets....................................................F-2

Statements of Operations..........................................F-3

Statements of Stockholders' Equity................................F-4

Statements of Cash Flows..........................................F-5

Notes to Financial Statements.....................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                     December 31,      September 30,
                                                                         1999              1999
                                                                 -----------------   ----------------
                               ASSETS                                (Unaudited)
CURRENT ASSETS

   Cash                                                          $          6,713    $        13,200
   Loan and accrued interest receivable - related party                     6,070
                                                                 -----------------   ----------------

     Total current assets                                                  12,783            13,200
                                                                 -----------------   ----------------

Total Assets                                                     $         12,783    $        13,200
                                                                 =================   ================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                              $          4,350    $           452
   Accrued expenses - related party                                           500                500
                                                                 -----------------   ----------------

     Total current liabilities                                              4,850                952
                                                                 -----------------   ----------------

Total Liabilities                                                           4,850                952
                                                                 -----------------   ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares: none issued                                                        0                  0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares: 2,800,000  issued and outstanding                                280                280
   Additional paid-in capital                                              22,930             22,930
   Deficit accumulated during the development stage                       (15,277)           (10,962)
                                                                 -----------------   ----------------

     Total Stockholders' Equity                                             7,933             12,248
                                                                 -----------------   ----------------

Total Liabilities and Stockholders' Equity                       $         12,783   $         13,200
                                                                 =================   ================





     The accompanying notes are an integral part of the financial statements
                                       F-2

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                         For the Three           For the Three              Period from
                                          Months Ended            Months Ended            October 20, 1997
                                          December 31,           December 31,           (Inception) through
                                              1999                   1998                December 31, 1999
                                      -------------------- ------------------------- --------------------------
Revenues                              $                  0 $                       0 $                        0
                                      -------------------- ------------------------- --------------------------

Expenses
                                                                                                          7,927
  General and administrative                            35                       191                      7,927
expenses
  Legal fees - related party                                                       0                        510
  Professional fees                                  4,350                         0                      7,607
                                      -------------------- ------------------------- --------------------------

    Total expenses                                   4,385                       191                     16,044
                                      -------------------- ------------------------- --------------------------

Loss from operations                                (4,385)                     (191)                   (16,044)

Other income (expense)
    Interest income - related  party                    70                         0                        697
                                      -------------------- ------------------------- --------------------------

Net loss                              $(4,315)             $                    (191)$                  (15,347)
                                      ==================== ========================= ==========================
Basic net loss per weighted
average share                         $              (.00) $                   (.00) $                     (.01)
                                      ==================== ========================= ==========================
Weighted average number of
shares                                           2,800,000                 2,502,700                  2,638,005
                                      ==================== ========================= ==========================






     The accompanying notes are an integral part of the financial statements
                                       F-3

                             SD Products Corporation
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity


                                                                                                Deficit
                                                                                              Accumulated
                                                                              Additional      During the          Total
                                                     Number of     Common       Paid-in       Development     Stockholders'
                                                       Shares       Stock       Capital          Stage           Equity
                                                    ------------ ----------- ------------- ----------------- ---------------
BEGINNING BALANCE, September 30,1998                   2,800,000  $      280  $     22,930  $         (6,543) $
                                                                                                                      (6,543)
Net loss - 1999                                                0           0             0            (4,419)         (4,419)
                                                    ------------ ----------- ------------- ----------------- ---------------
 BALANCE, September 30, 1999                           2,800,000         280        22,930           (10,962)         12,248

Net loss                                                       0           0             0            (4,315)         (4,315)
                                                    ------------ ----------- ------------- ----------------- ---------------

ENDING BALANCE, December   31,  1999 (unaudited)       2,800,000 $       280 $      22,930 $          15,277 $         7,933
                                                    ============ =========== ============= ================= ===============














     The accompanying notes are an integral part of the financial statements
                                       F-4

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                           For the Three     For the Three        Period from
                                                                           Months Ended       Months Ended      October 20, 1997
                                                                           December 31,       December 31,    (Inception) through
                                                                               1999               1998         December 31, 1999
                                                                        ------------------- ---------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $            (4,315)$           (191)$             (15,347)
Adjustments to reconcile net loss to net cash used for operating activities:
       Stock issued for services                                                          0                0                    10
       Stock issued for services - related party                                          0                0                   200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party                  (70)               0                     0
       Increase (decrease) accrued expenses                                           3,898                0                 4,850
                                                                        ------------------- ---------------- ---------------------
Net cash used by operating activities                                                  (487)            (191)              (10,287)
                                                                        ------------------- ---------------- ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                          (6,000)               0                (6,000)
                                                                        ------------------- ---------------- ---------------------
Net cash (used) provided by investing activities                                     (6,000)               0               (18,000)
                                                                        ------------------- ---------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               0                0                23,000
                                                                        ------------------- ---------------- ---------------------
Net cash provided by financing activities                                                 0                0                23,000
                                                                        ------------------- ---------------- ---------------------
Net increase in cash                                                                 (6,487)            (191)                6,713

CASH, beginning of period                                                            13,200            2,074                     0
                                                                        ------------------- ---------------- ---------------------
CASH, end of period                                                     $             6,713 $          1,883 $               6,713
                                                                        =================== ================ =====================









     The accompanying notes are an integral part of the financial statements
                                       F-5

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(1) Summary of Significant Accounting Principles
      TheCompany SD Products Corporation is a Florida chartered development stage corporation which conducts business from its headquarters in Atlanta, Georgia. The Company was incorporated on October 20, 1997.

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

         c) Use of estimates The financial statements for the three months ended December 31, 1999 and 1998 and for the period since October 20, 1997, (Inception), through December 31, 1999, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $70 was accrued at December 31, 1999.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at December 31, 1999. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $4,300, $4,400 and $6,500 expiring at September 30, 2020, 2019 and 2018, respectively.

         The amount recorded as deferred tax assets as of December 31, 1999 is approximately $3,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(5) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

         As discussed in Note 2, the Company extended a loan to M.Investments of Nevada, Inc., a company under common control.

         Related party balances and amounts for the period ended are as follows:


                                                               December 31, 1999
                                                                     (unaudited)      September 30, 1999
                                                         -----------------------    -----------------------
Loan and accrued interest receivable - related party     $                 6,070    $                     0
                                                         =======================    =======================
Accrued expenses - related party                         $                    50    $                   500
                                                         =======================    =======================
Interest earned - related party                          $                    70    $                   604
                                                         =======================    =======================


(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $15,347 for the period from October 20, 1997 (Inception) through December 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation

General

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mark A. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through December 31, 1999, the Company had interest income of $697.00 from a loan to a related party. Cumulative operating expenses as of December 31, 1999 were $16,044. The Company proposes to engage in the business of automobile lease financing/funding.

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

         For the period from October 20, 1997 through December 31, 1999, the Company had a cumulative loss from operations aggregating $16,044.

Financial Condition, Capital Resources and Liquidity

         At December 31, 1999, the Company had assets totaling $12,783 and liabilities of $4,850 attributable to accrued expenses. On October 20, 1997, at inception, the Company issued 2,000,000 shares of restricted Common Stock to Mr. Mark A. Mintmire, the President and Treasurer of the Company and record and beneficial owner of approximately 72.14% of the Company's outstanding Common Stock.

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

Net Operating Losses

         The Company has net operating loss carryforwards of $4,300, $4,400 and $6,500 which expire in the year 2020, 2019and 2018, respectively. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

         The Company did not experience any material impact to its operations as a result of the Year 2000 calendar change. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

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

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending December 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-----------     ----------------------------------------------
3.(i).1         Articles of Incorporation of SD Products Corp.
                (filed October 20, 1997(1))

3.(i).2 Articles of Amendment to the Articles of Incorporation of SD Products Corp. (filed April 30, 1999(1))

3(ii).1         By-laws (filed April 30, 1999(1))

27          *   Financial Data Schedule
--------------------------------------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1999.


                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SD Products Corp.


Date: February 10, 2000                    BY:/s/ Mark A.  Mintmire
                                              ---------------------
                                           Mark A. Mintmire
                                           President, Secretary,
                                           CEO, & Director