Form 10QSB
period 2000-03-31
S D PRODUCTS INC
filed 2000-04-26
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2000

Commission file no.    26021
                      ------

                                SD Products Corp.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

            Florida                                           65-0790763
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

2958 Braithwood Court
Atlanta, GA                                                    30345
------------------------------------                     -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (770) 414-9596

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                            on which registered
            None                                                  None
------------------------                            ----------------------------

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
                                    Yes  X                  No
                                        ----                   ----

            As of March 31, 2000, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.                 Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Independent Accountants' Review Report..................................F-2

Balance Sheets..........................................................F-3

Statements of Operations................................................F-4

Statements of Stockholders' Equity......................................F-5

Statements of Cash Flows................................................F-6

Notes to Financial Statements...........................................F-7

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
SD Products Corp.
(A Development Stage Enterprise)
Atlanta, Georgia

We have reviewed the accompanying balance sheet of SD Products Corp. as of March 31, 2000, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SD Products Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





Durland & Company, CPAs, P.A.
Palm Beach, Florida
April 25, 2000

                                SD Products Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                              March 31,                 September 30,
                                                                                 2000                       1999
                                                                       ------------------------   -------------------------
                                                                              (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $                  1,688   $                  13,200
   Loan and accrued interest receivable - related party                                   6,205
                                                                       ------------------------   -------------------------

     Total current assets                                                                 7,893                      13,200
                                                                       ------------------------   -------------------------

Total Assets                                                           $                  7,893   $                  13,200
                                                                       ========================   =========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                    $                      0   $                     452
   Accrued expenses - related party                                                           0                         500
                                                                       ------------------------   -------------------------

     Total current liabilities                                                                0                         952
                                                                       ------------------------   -------------------------

Total Liabilities                                                                             0                         952
                                                                       ------------------------   -------------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, authorized
   10,000,000 shares:  none issued                                                            0                           0
 Common stock, $0.0001 par value, authorized
   50,000,000 shares: 2,800,000  issued and outstanding                                     280                         280
   Additional paid-in capital                                                            22,930                      22,930
   Deficit accumulated during the development stage                                     (15,317)                    (10,962)
                                                                       ------------------------   -------------------------

     Total Stockholders' Equity                                                           7,893                      12,248
                                                                       ------------------------   -------------------------

Total Liabilities and Stockholders' Equity                             $                  7,893   $                  13,200
                                                                       ========================   =========================

     The accompanying notes are an integral part of the financial statements

                                SD Products Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                      For the Six         For the Six             Period from
                                                                     Months Ended         Months Ended          October 20, 1997
                                                                       March 31,            March 31,         (Inception) through
                                                                         2000                 1999              March 31, 2000
                                                              ---------------------- -------------------- ------------------------
Revenues                                                      $                    0 $                  0 $                      0
                                                              ---------------------- -------------------- ------------------------

Expenses
                                                                                                                             7,927
  General and administrative expenses                                            210                  690                    8,102
  Legal fees - related party                                                       0                    0                      510
  Professional fees                                                            4,350                2,375                    7,607
                                                              ---------------------- -------------------- ------------------------

    Total expenses                                                             4,560                3,065                   16,219
                                                              ---------------------- -------------------- ------------------------

Loss from operations                                                          (4,560)              (3,065)                 (16,219)

Other income (expense)
    Interest income - related  party                                             205                  503                      902
                                                              ---------------------- -------------------- ------------------------

Net loss                                                      $               (4,355)$             (2,562)$                (15,317)
                                                              ====================== ==================== ========================
Basic net loss per weighted average share                     $                 (.00)$               (.00)$                   (.01)
                                                              ====================== ==================== ========================
Weighted average number of shares                                          2,800,000            2,800,000                2,800,000
                                                              ====================== ==================== ========================

     The accompanying notes are an integral part of the financial statements

                                SD Products Corp.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity


                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional    During the          Total
                                                    Number of      Common       Paid-in      Development     Stockholders'
                                                     Shares         Stock       Capital         Stage           Equity
                                                  ------------- ------------  ------------- -------------- ---------------
BEGINNING BALANCE, September 30,1998                  2,800,000 $        280  $      22,930 $       (6,543)$        16,667

Net loss - 1999                                               0            0              0         (4,419)         (4,419)
                                                  ------------- ------------  ------------- -------------- ---------------

 BALANCE, September 30, 1999                          2,800,000          280         22,930        (10,962)         12,248

Net loss                                                      0            0              0         (4,355)         (4,355)


                                                  ------------- ------------  ------------- -------------- ---------------

ENDING BALANCE, March 31, 2000 (unaudited)            2,800,000 $        280  $      22,930 $      (15,317)$         7,893
                                                  ============= ============  ============= ============== ===============

     The accompanying notes are an integral part of the financial statements

                                SD Products Corp.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                          For the Six           For the Six         Period from
                                                                          Months Ended         Months Ended      October 20, 1997
                                                                           March 31,           March 31,      (Inception) through
                                                                              2000               1999             March 31, 2000
                                                                         ------------------ --------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $           (4,355)$        (2,562)$             (15,317)
Adjustments to reconcile net loss to net cash used for operating activities:
       Stock issued for services                                                          0               0                    10
       Stock issued for services - related party                                          0               0                   200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party                 (205)             73                  (205)
       Increase (decrease) accrued expenses                                            (952)              0                     0
                                                                         ------------------ --------------- ---------------------
Net cash used by operating activities                                                (5,512)         (2,489)              (15,312)
                                                                         ------------------ --------------- ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                          (6,000)          3,000                (6,000)
                                                                         ------------------ --------------- ---------------------
Net cash (used) provided by investing activities                                     (6,000)          3,000                (6,000)
                                                                         ------------------ --------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               0               0                23,000
                                                                         ------------------ --------------- ---------------------
Net cash provided by financing activities                                                 0               0                23,000
                                                                         ------------------ --------------- ---------------------
Net increase (decrease) in cash                                                     (11,512)            511                 1,688

CASH, beginning of period                                                            13,200           1,898                     0
                                                                         ------------------ --------------- ---------------------
CASH, end of period                                                      $            1,688 $         2,409 $               1,688
                                                                         ================== =============== =====================

     The accompanying notes are an integral part of the financial statements

                                SD Products Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(1) Summary of Significant Accounting Principles
      The Company   SD Products Corp. is  a Florida  chartered development stage corporation which conducts business from its headquarters in Atlanta Georgia. The Company was incorporated on October 20, 1997.

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

            b) Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

            c) Use of estimates The financial statements for the six months ended March 31, 2000 and 1999 and for the period since October 20, 1997, (Inception), through March 31, 2000, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $205 was accrued at March 31, 2000.

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

            The amount recorded as deferred tax assets as of March 31, 2000 is approximately $3,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                SD Products Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

            As discussed in Note 2, the Company extended a loan to a company under common control.

            Related party balances and amounts for the period ended are as follows:

                                                             March 31, 2000
                                                               (unaudited)                    September 30, 1999
                                                       ---------------------------     --------------------------------
Loan and accrued interest receivable - related party   $                     6,205     $                              0
                                                       ===========================     ================================
Accrued expenses - related party                       $                         0     $                            500
                                                       ===========================     ================================
Interest earned - related party                        $                       205     $                            604
                                                       ===========================     ================================


(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $15,317 for the period from October 20, 1997 (Inception) through March 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

            Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mark A. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through March 31, 2000, the Company had interest income of $902.00 from a loan to a related party. Cumulative operating expenses as of March 31, 2000 were $16,219.00. The Company proposes to engage in the business of automobile lease financing/funding.

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

            For the period from October 20, 1997 through March 31, 2000, the Company had a cumulative loss from operations aggregating $15,317.00.

Financial Condition, Capital Resources and Liquidity

            At March 31, 2000, the Company had assets totaling $7,893.00 and liabilities of $ 0.00 attributable to accrued expenses.

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

Net Operating Losses

            The Company has net operating loss carryforwards of $4,300.00, $4,400.00 and $6,500.00 which expire September 30, in the years 2020, 2019 and 2018, respectively. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

            None

Item 3. Defaults in Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

     (a)    The exhibits required to be filed herewith by Item 601 of Regulation
            S-B,  as  described  in  the  following   index  of  exhibits,   are
            incorporated herein by reference, as follows:

Exhibit No.         Description
-----------         -----------------------------------------------------------
3.(i).1             Articles of Incorporation of SD Products Corp. filed October
                    20, 1997(1)

3.(i).2 Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed April 30, 1999(1)

3(ii).1             By-laws (1)

27          *       Financial Data Schedule
---------           ----------------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SD Products Corp.


Date: April 26, 2000            BY:   /s/ Mark A. Mintmire
                                      ----------------------------------
                                      Mark A. Mintmire
                                      President, Secretary,
                                      Chief Executive Officer & Director