Form 10QSB
period 2000-06-30
S D PRODUCTS INC
filed 2000-08-15
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

Commission file no.    26021

                                SD Products Corp.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

            Florida                                           65-0790763
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

2958 Braithwood Court
Atlanta, GA                                                    30345
------------------------------------                     -----------------------
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

         As of June 30, 2000, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements






                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                              September 30,           June 30,
                                                                                  1999                  2000
                                                                            -----------------    -------------------
                                                                                                     (unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                                     $          13,200    $             1,643
   Loan and accrued interest receivable - related party                                     0                  6,339
                                                                            -----------------    -------------------

     Total current assets                                                              13,200                  7,982
                                                                            -----------------    -------------------

Total Assets                                                                $          13,200    $             7,982
                                                                            =================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                         $             452    $             4,061
   Accrued expenses - related party                                                       500                      0
                                                                            -----------------    -------------------

     Total current liabilities                                                            952                  4,061
                                                                            -----------------    -------------------

Total Liabilities                                                                         952                  4,061
                                                                            -----------------    -------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                           0                      0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,800,000  issued and outstanding                                                   280                    280
   Additional paid-in capital                                                          22,930                 22,930
   Deficit accumulated during the development stage                                   (10,962)               (19,289)
                                                                            -----------------    -------------------

     Total Stockholders' Equity                                                        12,248                  3,921
                                                                            -----------------    -------------------

Total Liabilities and Stockholders' Equity                                  $          13,200    $             7,982
                                                                            =================    ===================
















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Nine Months Ended June 30,
                                   (Unaudited)



                                                                                                  Period from
                                                                                                October 20, 1997
                                                                                              (Inception) through
                                                          2000                 1999              June 30, 2000
                                                  -------------------- -------------------- -----------------------
Revenues                                          $                  0 $                  0 $                     0
                                                  -------------------- -------------------- -----------------------

Expenses
  General and administrative expenses                              270                  891                   8,162
  Legal fees - related party                                         0                    0                     510
  Professional fees                                              8,396                6,090                  11,653
                                                  -------------------- -------------------- -----------------------

    Total expenses                                               8,666                6,981                  20,325
                                                  -------------------- -------------------- -----------------------

Loss from operations                                            (8,666)              (6,981)                (20,325)

Other income (expense)
    Interest income - related  party                               339                  624                   1,036
                                                  -------------------- -------------------- -----------------------

Net loss                                          $             (8,327)$             (6,357)$               (19,289)
                                                  ==================== ==================== =======================
Basic net loss per weighted average share         $              (0.01)$              (0.01)
                                                  ==================== ====================
Weighted average number of shares                            2,800,000            2,800,000
                                                  ==================== ====================
















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                Period from October 20, 1997 (Inception) through
                                  June 30, 2000




                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional      During the         Total
                                                      Number of     Common       Paid-in       Development     Stockholders'
                                                        Shares       Stock       Capital          Stage            Equity
                                                     ------------ ----------- -------------- ---------------- ----------------
BEGINNING BALANCE, September 30,1998                    2,800,000 $       280 $       22,930 $         (6,543)$          16,667

Year Ended September 30, 1999:
-----------------------------

Net loss - 1999                                                 0           0              0           (4,419)          (4,419)
                                                     ------------ ----------- -------------- ---------------- ----------------

 BALANCE, September 30, 1999                            2,800,000         280         22,930          (10,962)          12,248

Nine Months Ended June 30, 2000: (unaudited)
-------------------------------

Net loss                                                        0           0              0           (8,327)          (8,327)


                                                     ------------ ----------- -------------- ---------------- ----------------

ENDING BALANCE, June 30, 2000 (unaudited)               2,800,000 $       280 $       22,930 $        (19,289)$          3,921
                                                     ============ =========== ============== ================ ================










     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                           Nine Months Ended June 30,
                                   (Unaudited)


                                                                                                     Period from
                                                                                                   October 20, 1997
                                                                                                     (Inception)
                                                                                                       through
                                                                       2000            1999         June 30, 2000
                                                                  --------------- -------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $        (8,327)$       (6,357)$           (19,289)
Adjustments to reconcile net loss to net cash used for
operating activities:
    Stock issued for services                                                   0              0                  10
    Stock issued for services - related party                                   0              0                 200
Changes in operating assets and liabilities:
    (Increase) decrease accrued interest receivable - related party          (339)            73                (339)
    Increase (decrease) accrued expenses                                    3,609              0               4,061
    Increase (decrease) accrued expenses - related party                     (500)             0                   0
                                                                  --------------- -------------- -------------------
Net cash used by operating activities                                      (5,557)        (6,284)            (15,357)
                                                                  --------------- -------------- -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Advance on loan receivable                                                  0        (15,000)            (15,000)
    Repayment of loan receivable                                                0         15,000              15,000
    Advance on loan receivable - related party                             (6,000)             0             (24,000)
    Repayment from related party                                                0         18,000              18,000
                                                                  --------------- -------------- -------------------
Net cash (used) provided by investing activities                           (6,000)        18,000              (6,000)
                                                                  --------------- -------------- -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                      0              0              23,000
                                                                  --------------- -------------- -------------------

Net cash provided by financing activities                                       0              0              23,000
                                                                  --------------- -------------- -------------------

Net increase (decrease) in cash                                           (11,557)        11,716               1,643

CASH, beginning of period                                                  13,200          2,074                   0
                                                                  --------------- -------------- -------------------

CASH, end of period                                               $         1,643 $       13,790 $             1,643
                                                                  =============== ============== ===================











     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with respect to the nine months ended
                      June 30, 2000 and 1999 is unaudited)


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

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred in accordance with Statement of Position (SOP) 98-5.

         b) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         c) Use of estimates In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

         d) Interim financial information The financial statements for the nine months ended June 30, 2000 and 1999 and for the period since October 20, 1997, (Inception), through June 30, 2000, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $339 was accrued at June 30, 2000.

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

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $8,300, $6,500 and $4,400 expiring at September 30, 2020, 2019 and 2018, respectively.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Income Taxes (Continued) The amount recorded as deferred tax assets as of June 30, 2000 is approximately $2,900, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

         Related party balances and amounts for the period ended are as follows:

                                                               June 30, 2000
                                                                (unaudited)           September 30, 1999
                                                            --------------------    -----------------------
Loan and accrued interest receivable - related party        $              6,339    $                     0
                                                            ====================    =======================
Accrued expenses - related party                            $                  0    $                   500
                                                            ====================    =======================
Interest earned - related party                             $                339    $                   604
                                                            ====================    =======================

(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $19,300 for the period from October 20, 1997 (Inception) through June 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation

General

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mark A. Mintmire, until his graduation in August 1998, had been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through June 30, 2000, the Company had interest income of $1036.00 from a loan to a related party. Cumulative operating expenses as of June 30, 2000 were $20,325. The Company proposes to engage in the business of automobile lease financing/funding.

         Mr. Charles Adams, consultant to the Company, agreed to develop the automobile lease financing/funding business for the Company for the following, among other, reasons: (i) because of his belief that a public company could exploit its talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned lease finance/funding company.

Plan of Operation

         If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, it intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue generated by the Company, it anticipates that it will be able to satisfy its cash requirements for the next six (6) to nine (9) months without raising funds via debt or equity financing or from third party funding sources. Accordingly, the Company expects it will need to raise additional finds in the next months if only a minimal amount of revenue is generated.

          Mr. Adams, at least initially, will be solely responsible for developing the Company's automobile lease finance/funding business. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to the Company's business.

         In addition, at least initially, the Company intends to operate out of the home of Mr. Mintmire. Thus, it is not anticipated that the Company will lease or purchase office space or computer equipment in the foreseeable future. The Company may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

         For the period from October 20, 1997 through June 30, 2000, the Company had a cumulative loss from operations aggregating $20,325.

Financial Condition, Capital Resources and Liquidity

         At June 30, 2000, the Company had assets totaling $7,982 and liabilities of $4,061 attributable to accrued expenses. On October 20, 1997, at inception, the Company issued 2,000,000 shares of restricted Common Stock to Mr. Mark A. Mintmire, the President and Treasurer of the Company and record and beneficial owner of approximately 72.14% of the Company's outstanding Common Stock. At the same time, the Company also issued Charles Adams 100,000 shares of common stock valued at $10 for services rendered in setting up the Company. In April and June 1998, the Company received a total of $3,000 and $ 20,000 respectively in cash contributed as consideration for the issuance of shares of Common Stock pursuant respectively to Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 10-5-9(13) of the Georgia Code and
Section 517.061(11) of the Florida Code.

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

Net Operating Losses

         The Company has net operating loss carryforwards of approximately $8,300, $6,500 and $4,400 expiring at September 30, 2020, 2019 and 2018, respectively. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

         The  Company  did  not  experience  any  material   disruption  in  its
operations as a result of year 2000 date change-over.

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

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
---------------   -------------------------------------------------------
3.(i).1            Articles of Incorporation of SD Products Corp.
                   filed October 20, 1997(1)

3.(i).2 Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed April 30, 1999(1)

3(ii).1            By-laws (1)

27       *         Financial Data Schedule
----------------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SD Products Corp.


Date: August 15, 2000                    BY:  /s/Mark A. Mintmire
                                         --------------------------
                                         Mark A. Mintmire, President, Secretary
                                         Chief Executive Officer & Director