Form 10QSB/A
period 2000-06-30
S D PRODUCTS INC
filed 2000-09-21
CIK 1085720

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

                                     PART I

Item 1.           Financial Statements






                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets............................................................F-2

Statements of Operations..................................................F-3

Statements of Stockholders' Equity........................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                            September 30,                June 30,
                                                                                 1999                      2000
                                                                         --------------------     ----------------------
                                                                                                       (unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash                                                                  $             13,200     $                1,643
   Loan and accrued interest receivable - related party                                     0                      6,339
                                                                         --------------------     ----------------------

     Total current assets                                                              13,200                      7,982
                                                                         --------------------     ----------------------

Total Assets                                                             $             13,200     $                7,982
                                                                         ====================     ======================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                      $452                     $                4,061
   Accrued expenses - related party                                                       500                          0
                                                                         --------------------     ----------------------

     Total current liabilities                                                            952                      4,061
                                                                         --------------------     ----------------------

Total Liabilities                                                                         952                      4,061
                                                                         --------------------     ----------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                           0                          0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,800,000  issued and outstanding                                                   280                        280
   Additional paid-in capital                                                          22,930                     22,930
   Deficit accumulated during the development stage                                   (10,962)                   (19,289)
                                                                         --------------------     ----------------------

     Total Stockholders' Equity                                                        12,248                      3,921
                                                                         --------------------     ----------------------

Total Liabilities and Stockholders' Equity                               $             13,200     $                7,982
                                                                         ====================     ======================
















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                                    Period from
                                                     Three Months Ended               Nine Months Ended          October 20, 1997
                                                          June 30,                         June 30,               (Inception)
                                             ------------------------------   ------------------------------         through
                                                  2000             1999           2000             1999           June 30, 2000
                                             ---------------   ------------   -------------   --------------   -------------------
Revenues                                     $             0   $          0   $           0   $            0   $               0
                                             ---------------   ------------   -------------   --------------   -----------------

Expenses
    General and administrative expenses                   60            201             270              891               8,162
    Legal fees - related party                             0              0               0                0                 510
    Professional fees                                  4,046          3,715           8,396            6,090              11,653
                                             ---------------   ------------   -------------   --------------   -----------------

          Total expenses                               4,106          3,916           8,666            6,981              20,325
                                             ---------------   ------------   -------------   --------------   -----------------

Loss from operations                                  (4,106)        (3,916)         (8,666)          (6,981)            (20,325)

Other income (expense)
    Interest income - related party                      134            121             339              624               1,036
                                             ---------------   ------------   -------------   --------------   -----------------

Net loss                                     $        (3,972)        (3,795)  $      (8,327)  $       (6,357)  $         (19,289)
                                             ===============   ============   =============   ==============   =================

Basic net loss per weighted average share    $         (0.00)  $     (0.00)   $       (0.01)  $       (0.01)
                                             ===============   ============   =============   ==============

Weighted average number of shares                  2,800,000      2,800,000       2,800,000        2,800,000
                                             ===============   ============   =============   ==============

















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                           Statement of Stockholders'
                       Equity Period from October 20, 1997
                        (Inception) through June 30, 2000




                                                                                                  Deficit
                                                                                                Accumulated
                                                                              Additional         During the         Total
                                                Number of        Common         Paid-in         Development     Stockholders'
                                                  Shares         Stock          Capital            Stage            Equity
                                               -------------  ------------  --------------- ----------------- ---------------
BEGINNING BALANCE, September 30,1998               2,800,000  $        280  $        22,930 $          (6,543)$       16,667

Year Ended September 30, 1999:
-----------------------------

Net loss - 1999                                            0             0                0            (4,419)         (4,419)
                                               -------------  ------------  --------------- ----------------- ---------------

 BALANCE, September 30, 1999                       2,800,000           280           22,930           (10,962)         12,248

Nine Months Ended June 30, 2000: (unaudited)
-------------------------------

Net loss                                                   0             0                0            (8,327)         (8,327)


                                               -------------  ------------  --------------- ----------------- ---------------

ENDING BALANCE, June 30, 2000 (unaudited)          2,800,000  $        280  $        22,930 $         (19,289)$         3,921
                                               =============  ============  =============== ================= ===============















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                                                  Period from
                                                               Three Months Ended         Nine Months Ended      October 20, 1997
                                                                    June 30,                  June 30,             (Inception)
                                                           -------------------------   -----------------------       through
                                                              2000           1999          2000         1999      June 30, 2000
                                                           ------------- -----------   ----------  -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $      (3,972)$    (3,795)  $   (8,327) $    (6,357)  $       (19,289)
Adjustments to reconcile net loss to net cash used for
operating activities:
    Stock issued for services                                          0           0            0            0                10
    Stock issued for services - related party                          0           0            0            0               200
Changes in operating assets and liabilities:
    (Increase) decrease accrued interest receivable -                            176
       related party                                                (134)                    (339)          73              (339)
    Increase (decrease) accrued expenses                           4,061           0        3,609            0             4,061
    Increase (decrease) accrued expenses - related party               0           0         (500)           0                 0
                                                           ------------- -----------   ----------  -----------   ---------------

Net cash used by operating activities                                (45)     (3,619)      (5,557)      (6,284)          (15,357)
                                                           ------------- -----------   ----------  -----------   ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Advance on loan receivable                                         0           0            0      (15,000)          (15,000)
    Repayment of loan receivable                                       0           0            0       15,000            15,000
    Advance on loan receivable - related party                         0           0       (6,000)           0           (24,000)
    Repayment from related party                                              15,000            0       18,000            18,000
                                                           ------------- -----------   ----------  -----------   ---------------

Net cash (used) provided by investing activities                       0      15,000       (6,000)      18,000            (6,000)
                                                           ------------- -----------   ----------  -----------   ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                             0           0            0            0            23,000
                                                           ------------- -----------   ----------  -----------   ---------------

Net cash provided by financing activities                              0           0            0            0            23,000
                                                           ------------- -----------   ----------  -----------   ---------------

Net increase (decrease) in cash                                      (45)     11,381      (11,557)      11,716             1,643

CASH, beginning of period                                          1,688       2,409       13,200        2,074                 0
                                                           ------------- -----------   ----------  -----------   ---------------

CASH, end of period                                        $       1,643 $    13,790   $    1,643  $    13,790   $         1,643
                                                           ============= ===========   ==========  ===========   ===============








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

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $8,300, $6,500 and $4,400 expiring at September 30, 2020, 2019 and 2018, respectively.

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

           Related party balances and amounts for the period ended are as follows:


                                                          June 30, 2000
                                                           (unaudited)         September 30, 1999
                                                        -----------------     --------------------
Loan and accrued interest receivable - related party    $           6,339     $                  0
                                                        =================     ====================
Accrued expenses - related party                        $               0     $                500
                                                        =================     ====================
Interest earned - related party                         $             339     $                604
                                                        =================     ====================

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