Form 10QSB/A
period 2000-06-30
S D PRODUCTS INC
filed 2000-10-03
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             Form 10-QSB Amendment 3

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

Commission file no.    0-26021

                                SD Products Corp.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

            Florida                                           65-0790763
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

2958 Braithwood Court
Atlanta, GA                                                    30345
------------------------------------                     -----------------------
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

Statements of Operations..................................................F-3

Statements of Stockholders' Equity........................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                            September 30,                June 30,
                                                                                 1999                      2000
                                                                         --------------------     ----------------------
                                                                                                       (unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash                                                                  $             13,200     $                1,643
   Loan and accrued interest receivable - related party                                     0                      6,339
                                                                         --------------------     ----------------------

     Total current assets                                                              13,200                      7,982
                                                                         --------------------     ----------------------

Total Assets                                                             $             13,200     $                7,982
                                                                         ====================     ======================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                      $                452     $                4,061
   Accrued expenses - related party                                                       500                          0
                                                                         --------------------     ----------------------

     Total current liabilities                                                            952                      4,061
                                                                         --------------------     ----------------------

Total Liabilities                                                                         952                      4,061
                                                                         --------------------     ----------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                           0                          0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,800,000  issued and outstanding                                                   280                        280
   Additional paid-in capital                                                          22,930                     22,930
   Deficit accumulated during the development stage                                   (10,962)                   (19,289)
                                                                         --------------------     ----------------------

     Total Stockholders' Equity                                                        12,248                      3,921
                                                                         --------------------     ----------------------

Total Liabilities and Stockholders' Equity                               $             13,200     $                7,982
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