Form 10QSB/A
period 2000-06-30
S D PRODUCTS INC
filed 2000-10-10
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             Form 10-QSB Amendment 5

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

Statements of Operations..................................................F-3

Statements of Stockholders' Equity........................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                         September 30,     June 30,
                                                                             1999            2000
                                                                         ------------    -------------
                                                                                          (unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash                                                                  $     13,200     $     1,643
   Loan and accrued interest receivable - related party                             0           6,339
                                                                         ------------     -----------

     Total current assets                                                      13,200           7,982
                                                                         ------------     -----------

Total Assets                                                             $     13,200     $     7,982
                                                                         ============     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                      $        452     $     4,061
   Accrued expenses - related party                                               500               0
                                                                         ------------     -----------

     Total current liabilities                                                    952           4,061
                                                                         ------------     -----------

Total Liabilities                                                                 952           4,061
                                                                         ------------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                   0               0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,800,000  issued and outstanding                                           280             280
   Additional paid-in capital                                                  22,930          22,930
   Deficit accumulated during the development stage                           (10,962)        (19,289)
                                                                         ------------     -----------

     Total Stockholders' Equity                                                12,248           3,921
                                                                         ------------     -----------

Total Liabilities and Stockholders' Equity                               $     13,200     $     7,982
                                                                         ============     ===========
















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                 Period from
                                              Three Months Ended           Nine Months Ended    October 20, 1997
                                                   June 30,                    June 30,         (Inception)
                                          --------------------------   ----------------------     through
                                            2000            1999          2000           1999   June 30, 2000
                                          -----------  ------------  ----------   -----------   --------------
Revenues                                  $         0  $          0  $        0   $         0   $            0
                                          -----------  ------------  ----------   -----------   --------------

Expenses
    General and administrative expenses            60           201         270           891            8,162
    Legal fees - related party                      0             0           0             0              510
    Professional fees                           4,046         3,715       8,396         6,090           11,653
                                          -----------  ------------  ----------   -----------   --------------

          Total expenses                        4,106         3,916       8,666         6,981           20,325
                                          -----------  ------------  ----------   -----------   --------------

Loss from operations                           (4,106)       (3,916)     (8,666)       (6,981)         (20,325)

Other income (expense)
    Interest income - related party               134           121         339           624            1,036
                                          -----------  ------------  ----------   -----------   --------------

Net loss                                  $    (3,972)       (3,795) $   (8,327)  $    (6,357)  $      (19,289)
                                          ===========  ============  ==========   ===========   ==============

Basic net loss per weighted average share $     (0.00) $     (0.00)  $    (0.01)  $    (0.01)
                                          ===========  ============  ==========   ===========

Weighted average number of shares           2,800,000     2,800,000   2,800,000     2,800,000
                                          ===========  ============  ==========   ===========

















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                           Statement of Stockholders'
                       Equity Period from October 20, 1997
                        (Inception) through June 30, 2000




                                                                                Deficit
                                                                           Accumulated
                                                               Additional   During the     Total
                                       Number of   Common       Paid-in    Development  Stockholders'
                                         Shares    Stock        Capital       Stage        Equity
                                       ----------  ---------  ----------- ------------ -----------
BEGINNING BALANCE, September 30,1998    2,800,000  $     280  $    22,930 $     (6,543)$   16,667

Year Ended September 30, 1999:
-----------------------------

Net loss - 1999                                 0          0            0       (4,419)     (4,419)
                                       ----------  ---------  ----------- ------------- -----------

 BALANCE, September 30, 1999            2,800,000        280       22,930       (10,962)     12,248

Nine Months Ended June 30, 2000:
     (unaudited)
-------------------------------

Net loss                                        0          0            0       (8,327)     (8,327)


                                       ----------  ---------  ----------- ------------ -----------

ENDING BALANCE, June 30, 2000
(unaudited)                             2,800,000  $     280  $    22,930 $    (19,289)$     3,921
                                       ==========  =========  =========== ============ ===========















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                                         Period from
                                                        Three Months Ended     Nine Months Ended       October 20, 1997
                                                             June 30,              June 30,             (Inception)
                                                    ----------------------   -----------------------      through
                                                       2000           1999      2000         1999       June 30, 2000
                                                    ---------- -----------   ----------  -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $   (3,972)$    (3,795)  $   (8,327) $    (6,357)  $    (19,289)
Adjustments to reconcile net loss to net cash
used foroperating activities:
  Stock issued for services                                  0           0            0            0             10
  Stock issued for services - related party                  0           0            0            0            200
Changes in operating assets and liabilities:
  (Increase) decrease accrued interest receivable                    176
       -related party                                     (134)                    (339)          73           (339)
  Increase (decrease) accrued expenses                   4,061           0        3,609            0          4,061
  Increase (decrease) accrued expenses
       -related party                                        0           0         (500)           0              0
                                                    ---------- -----------   ----------  -----------   ------------

Net cash used by operating activities                      (45)     (3,619)      (5,557)      (6,284)       (15,357)
                                                    ---------- -----------   ----------  -----------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Advance on loan receivable                               0           0            0      (15,000)       (15,000)
    Repayment of loan receivable                             0           0            0       15,000         15,000
    Advance on loan receivable - related party               0           0       (6,000)           0        (24,000)
    Repayment from related party                                    15,000            0       18,000         18,000
                                                    ---------- -----------   ----------  -----------   ------------

Net cash (used) provided by investing activities             0      15,000       (6,000)      18,000         (6,000)
                                                    ---------- -----------   ----------  -----------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                   0           0            0            0         23,000
                                                    ---------- -----------   ----------  -----------   ------------

Net cash provided by financing activities                    0           0            0            0         23,000
                                                    ---------- -----------   ----------  -----------   ------------

Net increase (decrease) in cash                            (45)     11,381      (11,557)      11,716          1,643

CASH, beginning of period                                1,688       2,409       13,200        2,074              0
                                                    ---------- -----------   ----------  -----------   ------------

CASH, end of period                                 $    1,643 $    13,790   $    1,643  $    13,790   $      1,643
                                                    ========== ===========   ==========  ===========   ============








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

           As discussed in Note 2, the Company extended a loan to a company under common control.

           Related party balances and amounts for the period ended are as follows:


                                              June 30, 2000         September 30,
                                               (unaudited)              1999
                                            -----------------     ---------------
Loan and accrued interest receivable
      - related party                       $           6,339     $             0
                                            =================     ===============
Accrued expenses - related party            $               0     $           500
                                            =================     ===============
Interest earned - related party             $             339     $           604
                                            =================     ===============

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

                                         SD Products Corp.


Date: October 10, 2000                    BY:  /s/Mark A. Mintmire
                                         --------------------------
                                         Mark A. Mintmire, President, Secretary
                                         Chief Executive Officer & Director