Form 10KSB
period 2000-09-30
S D PRODUCTS INC
filed 2000-12-29
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

Commission file no.: 0-26021

                                SD PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                              65-0790763
-------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

2958 Braithwood Court
Atlanta, GA                                                       30345
-------------------------------------                            --------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number (770) 414-9596

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                            Name of each exchange
                                                on  which registered
         None
----------------------                         -------------------------
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

     Of the 2,800,000 shares of voting stock of the registrant issued and outstanding as of December 15, 2000, 682,500 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Part I

Item 1. Description of Business.

     (a) Business Development.

                SD Products Corp. was organized under the laws of Florida on October 20, 1997 by Mr. Mark A. Mintmire, our executive officer and director. The purpose of the business is to provide a lending source for the purchase of leased automobiles, including limousines. Currently a developmental stage company, we plan to conduct business initially in Florida and Georgia later opening up to selected areas nationwide. Eventually, we intend to be able to provide a full spectrum of lease financing services such as direct leasing, providing insurance and maintenance and repair work for our clients.

Business Objective

     Our objective is to become a significant provider of automobile lease financing for the sub- prime and credit- impaired car buyer. This market is comprised of those car buyers with credit risks that would not be acceptable to major lenders such as General Motors Credit Corporation or Ford Motor Credit Corporation.

     Our services will be initially be offered in Palm Beach and Broward Counties, Florida; expanding to Atlanta, Georgia; then to adjacent counties in south Florida; and eventually throughout Florida, Georgia and selected areas nationwide. To achieve this objective, we intend to provide a comprehensive package of automobile lease financing programs to both dealerships and individuals, focusing on Palm Beach and Broward Counties which have high growth opportunities. The Company's executive offices are presently located at 2958 Braithwood Court, Atlanta, GA 30345 and its telephone number is (770) 414-9596.

         The Company generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. SDP received gross proceeds in the amount of $23,000 from the sale of a total of 800,000 shares of common stock, $.0001 per value per share (the "Common Stock"), in two (2)offerings conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia and the State of Florida. The Company undertook its first offering of shares of Common Stock pursuant to Rule 504 on April 7, 1998 and its second offering of shares of Common Stock pursuant to Rule 504 on June 24,1998. While no offering memorandum was used in connection with these offerings, the business plan of the Company, which was disclosed to each prospective investor, was to provide for a lending / funding source for the purchasers of leased automobiles, including limousines. Neither Georgia nor Florida required a disclosure document under the terms of the exemption under which these offerings were made.

           The Company undertook its first public offering of a minimum of 100,000 to a maximum of 1,000,000 shares of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on October 6, 2000. An SB-1 Registration Statement was filed with the SEC in accordance with the

'33 Act which became effective on October 13, 2000. The proceeds of the offering are expected to be used to continue business operations and expand the scope of the business with particular emphasis on enhancing the Company's credit lines.

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

Business Strategy

The Initial Phase of Operations

        This phase will consist of development of clientele for the purchase of leased automobile and limousines in Palm Beach and Broward Counties, Florida. Once funded, this phase is expected to take about six months. We believe this offering will include enough funding to generate cash flow to fund those operations.

        If we are able to generate enough proceeds during this offering, we plan to open one additional office in Florida each quarter until we have four operating offices. The third office will be located in Martin County since that is immediately adjacent to Palm Beach and Broward County. We will open the fourth office in Dade County. Mr. Adams will manage these operations. Management plans to closely monitor company operations for approximately one year. If each of the operations is capable of sustaining itself, we intend to seek additional financing through the offering of additional equity securities, conventional bank financing, small business administration financing, venture capital and/or the private placement of corporate debt.

Intermediary Stage of  Operations

     The intermediary stage of operations will require additional funding to open new locations. We will finance this phase from funds raised in excess of the minimum in this offering and any income from operations. This phase is expected to begin immediately after the initial phase.

     We intend to open the first office outside of Florida in Atlanta, Georgia. Mr. Mintmire already has business activities in that area and is familiar with the business environment there. Mr. Mintmire will supervise the Atlanta operation and generally oversee the Florida operation.

     We believe that the additional funding from this offering should be sufficient to cover these increased costs for up to nine months. These funds will be used to open a third and fourth Atlanta office during the next two quarters, then expand into Martin County and Indian River County. It is also our intention to increase advertising and promotional costs and add a regional manager to oversee these additional operations. In addition, to be competitive with other automobile lease finance companies, we believe we must implement an employee benefit program. We believe that this expansion could achieve similar economies on the same scale as those anticipated by the Palm Beach, Broward and Dade Counties expansion.

     Our primary revenues during this stage will come from our ability to purchase discounted automobile lease contracts and receivables from car dealers, bundle these contracts and receivables and sell these pools of securities in the secondary market. Pursuing these revenue sources require a significant amount of up-front money. It is likely that it we will expend a great deal of time, money and resources before we can purchase and bundle a pool of securities. We will expend additional, perhaps even greater time and resources in finding a suitable buyer for such a bundle.

     Our secondary revenue source will come from the interest charged to purchasers we finance directly. However, we will need to establish a significant client base in order for this endeavor to prove lucrative. We intend to bundle the automobile lease financing receivables we acquire into pools of securities for the purpose of offering such pools for sale in the secondary market via a public and/or private offering or through the sale to an institution or individual buyer. This re- selling of receivables will enable us to reuse the cash which we will re-commit to the purchase additional automobile leases and contracts or to use to finance sub-prime and credit-impaired clients on an individual basis.

Plans for Acquiring Existing Businesses

        In the event we are successful in securing the additional financing for long term expansion, we plan to seek out acquisitions of businesses which we believe will complement our overall strategy inside and outside of Florida. We eventually intend to expand operations to encompass the entire United States. When we expand our automobile lease finance market outside of Florida, we will be required to comply with applicable usury and related consumer fraud regulations in each additional state.

       Acquisitions

        We expect to increase market penetration through internal expansion and thereafter through selected acquisitions. These acquisitions could include both new and used car dealerships as well as finance companies. We believe that, in the current market, expansion into markets beyond the state of Florida could be especially attractive if the internal structuring of a successful operation in Florida can be replicated in other selected geographic areas with high growth opportunities. However, such expansion presents certain challenges and risks. There is no assurance that, even if we are successful in establishing a presence in our targeted markets, we will be able to profitably penetrate these markets.

        We may also seek to expand by acquisitions of unrelated companies which engage in related services such as industrial equipment financing, aircraft lease financing and aircraft equipment financing. If acquisition candidates are subject to public reporting requirements, the pool of potential acquisitions or merger candidates is reduced since these transactions require that certified financials be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why we intend to expand through internal operations through the short and intermediary term. When we do seek acquisitions or mergers, we will limit the search to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

       Reverse Merger as a Means of Expansion

        In order to aid our ability to expand, we may seek a reverse merger with a larger, public company. While we have no present intention to seek such a merger, if an appropriate vehicle were to become known, we would consider such a merger.

       Franchises

        If  sufficient   capital  is  acquired,   we  intend  to  begin  seeking
acquisitions of independently owned and operated automobile lease finance businesses within two years. These franchises will decrease our day-to-day operating costs by assuming the responsibility for their own operations while paying us royalties. In addition, the more franchises offices we acquire, the more readily recognizable our brand name becomes in the marketplace by consumers.

Risks Associated with Expansion

     The potential investor should be aware that we may incur large liabilities which would increase as our geographic coverage expands. Further, we believe this expansion would, in due course, place us in a position to be a major force in Florida and Georgia in funding higher risk automobile and limousine leases. If this expansion is implemented, Mr. Adams and Mr. Mintmire believe they will be able to oversee the operation with the addition of the contemplated regional manager.

Marketing Plans

     We intend to employ a multi-pronged marketing approach. This approach consists of direct sales and forging strategic alliances. This dual-channeled approach should allow us to quickly access large pools of automobile lease finance receivables, develop regional awareness and ultimately become a market leader.

       Direct Sales

        Our initial marketing efforts will be in the area of direct sales to automobile purchasers. We believe Mr. Adams will be able to secure our client base. However, we expect to employ qualified sales personnel to establish new customer accounts. We will present quality presentations and follow-up with the clients to ensure a higher retention rate. By employing our own sales personnel, we will be able to penetrate additional markets at a minimal cost since sales associates receive compensation in the form of commissions based on the client's contracting our programs. Management is currently unable to forecast the acceptance of our lease finance programs or the expenses of doing business in this manner; however, we intend to market our programs competitively in our identified target markets.

        Assuming the availability of adequate funding, we intend to stay abreast of changes in the marketplace by ensuring that we remain in the field where clients and competitors can be observed firsthand. We believe that the loyalty of these clients can be maintained through a continuous presence, relationship building and professional service.

        We will attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry. As part of this client selection strategy, we will offer services to clients which have a reputation for reputable dealings and a reliable and broad inventory base. We will eliminate clients that we believe present a higher risk of product mechanical failure and very poor sub-prime and "impaired credit" purchaser profiles. Where feasible, we will evaluate each client's portfolio of automobile lease finance receivables for creditworthiness, product grade and loan failure history.

       Strategic Alliances

        We intend to form strategic alliances with automobile and limousine sales companies, to provide us with an easy, cost-effective, "in-house" alternative to seeking buyers directly. In this system of marketing, we would make our programs available to selected automobile and limousine dealerships. The dealership then behaves much like a franchise in that, for little cost, the dealer's agents sell our programs for us in order to provide financing for their sub- prime credit automobile purchasers.

Expenditures

        Our primary direct costs will be as follows:

          o Salaries to Mr. Adams and Mr. Mintmire (payroll cost, actual or deferred)
          o    Marketing and sales related costs
          o    Employment related taxes
          o    Health benefits.

Facilities

     We currently own no property. We maintain our present office, rent free, at facilities provided by Mr. Mark Mintmire, our sole principal. We anticipate continued use of this office on a rent-free basis for the foreseeable future. This arrangement will meet our needs while we are in the development stage. Assuming we obtain the necessary additional financing, we believe we would be able to locate adequate commercial facilities at reasonable rental rates in Palm Beach County suitable for our future needs.

Debt Financing

     We have not yet sought any debt financing since we do not believe we would qualify for such a loan until we have completed at least two years of profitable operations. Once we have met this criteria, we intend to seek out funds from licensed venture capital firms. Since we will not seek financing until we have several locations operating successfully, we believe we will be in a better position to negotiate appropriate placement and repayment terms for these loans. However, in the event we do receive financing but default in payments, the financing would result in foreclosure upon our assets to the detriment of the shareholders.

Industry Regulation

     We are not subject to industry specific regulation. However, we are subject to usury and other standards relating to permitted maximum rates of interest and related consumer fraud regulations.

Item 2. Description of Property.

           The Company's executive offices are located at 2958 Braithwood Court, Atlanta, Georgia 30345. Its telephone number is (770) 414-9596. The Company pays no rent for this space. The Company owns no real or personal property.

Item 3. Legal Proceedings.

           The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended September 30, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

    (a) Market Information.

           There has been no established public trading market for the Common Stock since the Company's inception on October 20,1997.

     (b) Holders.

           As of December 15, 2000, the Company had 39 shareholders of record of its 2,800,000 outstanding shares of Common Stock.

     (c) Dividends.

           The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through September 30, 2000, the Company had only interest income of $1,172 from a loan to a related party. Total Company operations and operating expenses as of September 30, 2000 were $16,899. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

For the Fiscal Years ending September 30, 2000 and September 30, 1999

           At September 30, 2000 and September 30, 1999, the Company had assets totaling $6,811 and $13,200 respectively, and liabilities of $500 and $952 respectively. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash contributed as consideration for the issuance of shares of Common Stock. SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

           To implement such plan the Company has initiated a Form SB-1 public offering pursuant to Rule 415 under the Securities Act of 1933. It intends to initiate a self-underwritten sale of a minimum of 100,000 shares at an offering price of $1.00 and a maximum sale of 1,000,000 shares at an offering price of $1.00. The offering is being made on a self-underwritten basis by us through our only principal, Mark A. Mintmire, without the use of securities brokers. All proceeds from the sale of shares will be held in an attorney escrow account maintained by Duncan, Blum & Associates, Bethesda, Maryland.

Net Operating Losses

           The Company has net operating loss carry-forwards of $6,500 expiring at September 30, 2018, $4,400 expiring at September 30, 2019and $5,900 expiring at September 30, 2020. The company has a $2,500 and $1,600 deferred tax asset as of September 30, 2000 and September 30, 1999, respectively, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

           The Company did not experience a negative impact to its technology infrastructure as a result of the Year 2000. The Company does not anticipate that it will experience any material disruption in its operations as a result of the Year 2000 changeover in the future.

Forward-Looking Statements

           This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...........................................F-2

Balance Sheets.........................................................F-3

Statements of Operations...............................................F-4

Statements of Changes in Stockholders' Equity..........................F-5

Statements of Cash Flows...............................................F-6

Notes to Financial Statements..........................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
SD Products Corporation
Atlanta, Georgia

We have audited the accompanying balance sheet of SD Products Corporation, a development stage enterprise, as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SD Products Corporation as of September 30, 2000 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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




                                               /s/ Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 20, 2000


                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  September 30,




                                                                             2000               1999
                                                                     -------------------- ----------------
                               ASSETS
CURRENT ASSETS
   Cash                                                              $                336 $         13,200
   Loan and accrued interest  receivable - related party                            6,475                0
                                                                     -------------------- ----------------

     Total current assets                                                           6,811           13,200
                                                                     -------------------- ----------------

Total Assets                                                         $              6,811 $         13,200
                                                                     ==================== ================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                  $                  0 $            452
   Accrued expenses - related party                                                   500              500
                                                                     -------------------- ----------------

     Total current liabilities                                                        500              952
                                                                     -------------------- ----------------

Total Liabilities                                                                     500              952
                                                                     -------------------- ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares: none issued                                                                0                0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares: 2,800,000  issued and outstanding                                        280              280
   Additional paid-in capital                                                      22,930           22,930
   Deficit accumulated during the development stage                               (16,899)         (10,962)
                                                                     -------------------- ----------------

     Total Stockholders' Equity                                                     6,311           12,248
                                                                     -------------------- ----------------

Total Liabilities and Stockholders' Equity                           $              6,811 $         13,200
                                                                     ==================== ================











    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
           For the Year and Period Since Inception Ended September 30,



                                                                                       Period from
                                                                                     October 20, 1997
                                                                                   (Inception) through
                                                   2000               1999          September 30, 2000
                                             ----------------- ------------------ ----------------------
Revenues                                     $               0 $                0 $                    0
                                             ----------------- ------------------ ----------------------

Expenses
  General and administrative expenses                      910              1,466                  8,802
  Legal fees - related party                                 0                500                    510
  Professional fees                                      5,502              3,057                  8,759
                                             ----------------- ------------------ ----------------------

    Total expenses                                       6,412              5,023                 18,071
                                             ----------------- ------------------ ----------------------

Loss from operations                                    (6,412)            (5,023)               (18,071)

Other income (expense)
    Interest income - related party                        475                604                  1,172
                                             ----------------- ------------------ ----------------------

Net loss                                     $          (5,937)$           (4,419)$              (16,899)
                                             ================= ================== ======================
Net loss per weighted average share, basic   $           (0.01)$            (0.01)
                                             ================= ==================
Weighted average number of shares                    2,800,000          2,800,000
                                             ================= ==================








    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity
       Period From October 20, 1997 (Inception) through September 30, 2000



                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the        Total
                                           Number of    Preferred      Common      Paid-in      Development    Stockholders'
                                             Shares       Stock        Stock       Capital         Stage          Equity
                                          ------------ ------------ ------------ ------------ --------------- --------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                         0 $          0 $          0 $          0 $             0 $            0

October 20, 1997 - services ($0.0001/sh)     2,100,000            0          210            0               0            210
April 7, 1998 - cash ($0.01/sh)                 20,000            0            2          198               0            200
April 8, 1998 - cash ($0.01/sh)                100,000            0           10          990               0          1,000
April 11, 1998 - cash ($0.01/sh)                40,000            0            4          396               0            400
April 12, 1998 - cash ($0.01/sh)                40,000            0            4          396               0            400
April 13, 1998 - cash ($0.01/sh)                20,000            0            2          198               0            200
April 14, 1998 - cash ($0.01/sh)                40,000            0            4          396               0            400
April 15, 1998 - cash ($0.01/sh)                20,000            0            2          198               0            200
April 17, 1998 - cash ($0.01/sh)                20,000            0            2          198               0            200
June 24, 1998 - cash ($0.05/sh)                300,000            0           30       14,970               0         15,000
June 29, 1998 - cash ($0.05/sh)                100,000            0           10        4,990               0          5,000

Net loss                                             0            0            0            0          (6,543)        (6,543)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1998                  2,800,000            0          280       22,930          (6,543)        16,667

Net loss                                             0            0            0            0          (4,419)        (4,419)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1999                  2,800,000            0          280       22,930         (10,962)        12,248

Net loss                                             0            0            0            0          (5,937)        (5,937)
                                          ------------ ------------ ------------ ------------ --------------- --------------

ENDING BALANCE, September 30, 2000           2,800,000 $          0 $        280 $     22,930 $       (16,899)$        6,311
                                          ============ ============ ============ ============ =============== ==============









    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
           For the Year and Period Since Inception Ended September 30,


                                                                                                              Period from
                                                                                                            October 20, 1997
                                                                                                          (Inception) through
                                                                                 2000         1999        September 30, 2000
                                                                               ----------- ------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $    (5,937)$      (4,419)$          (16,899)
Adjustments to reconcile net loss to net cash used for operating activities:
       Stock issued for services                                                         0             0                 10
       Stock issued for services - related party                                         0             0                200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party                (475)           93               (475)
       Increase (decrease) accrued expenses                                           (452)       (2,548)                 0
       Increase (decrease) accrued expenses - related party                              0             0                500
                                                                               ----------- ------------- ------------------

Net cash used by operating activities                                               (6,864)       (6,874)           (16,664)
                                                                               ----------- ------------- ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                         (6,000)       18,000             (6,000)
                                                                               ----------- ------------- ------------------

Net cash (used) provided by investing activities                                    (6,000)       18,000             (6,000)
                                                                               ----------- ------------- ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                              0             0             23,000
                                                                               ----------- ------------- ------------------

Net cash provided by financing activities                                                0             0             23,000
                                                                               ----------- ------------- ------------------

Net increase in cash                                                               (12,864)       11,126                336

CASH, beginning of period                                                           13,200         2,074                  0
                                                                               ----------- ------------- ------------------

CASH, end of period                                                            $       336 $      13,200 $              336
                                                                               =========== ============= ==================









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

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $475 was accrued at September 30, 2000.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at September 30, 2000. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $6,500, expiring at September 30, 2018, $4,400 expiring at September 30, 2019 and $5,900 expiring at September 30, 2020..

         The amount recorded as deferred tax assets is approximately $2,500 and $1,600 as of September 30, 2000 and September 30, 1999, respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $16,900 for the period from October 20, 1997 (Inception) through September 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

         Related party balances and amounts for the period since inception, (October 20, 1997), ended September 30, 2000 are as follows:


Professional fees payable - related party        $          510
                                                 ==============
Organizational costs - related party             $          245
                                                 ==============
Interest earned - related party                  $        1,172
                                                 ==============

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                 Age         Position(s) with Company
-----                ---         ------------------------
Mark A. Mintmire     30          President, Secretary, Chief
                                 Executive Officer & Director

Charles Adams        35          Consultant(1)(2)
-----------------------------

(1) Except for Mr. Adams the Company's key consultant; who had no role in founding or organizing the Company, the above-named person may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.
(2)  Mr. Adams acts as a Key consultant of the Company.

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

Business Experience

       Sole Officer and Director

        Mark A. Mintmire. Mr. Mintmire has served as the sole executive President, Treasurer and Director of the company since its inception(October 20,
1997). As such, he acts as the CEO, CFO and principal accounting officer. Mr. Mintmire was a full time Masters of Business Administration student at Georgia State University, Atlanta, Georgia, until graduating in August 1998, concentrating in Finance. Mr. Mintmire is an active consultant to a number of companies including:

     Global Equity Funds, Ltd., a small private investment banking group located in Calgary, Canada; Paradigm Sales and Marketing Corporation, located in Hattiesburg, Mississippi; and Bio-Solutions International, Inc., located in Denver, Colorado.

           From 1993 through September 1997, Mr. Mintmire formed, financed and operated a bar and restaurant in Atlanta, Georgia, with an investor and operational group. Mr. Mintmire sold his interest in the bar and restaurant in September 1997 to attend graduate school. Mr. Mintmire has extensive experience in computer based capital budgeting and financial forecasting. Mr. Mintmire also will become familiar with the our automobile lease finance clients by teaming up with Mr. Adams on client visits to establish a sound business relationship.

       Key Consultant

        Mr. Charles Adams. Mr. Adams has served as our key consultant since its inception. Mr. Adams specializes in financing equipment which is placed with end users. Since October 1997, he has engaged in private business ventures, mostly in the area of finance. Through his company, Adams Inc., which was formed in October 1997, he is currently providing consulting services and commercial equipment leasing. Mr. Adams also arranges the operating leases for rolling stock (cars, buses, trucks and construction equipment) and large commercial marine end users (boats for ferries, cruise lines and commercial fisheries). He has independently engaged in commercial leasing of limousines and limousine fleets.

        From October 1997 until the present, Mr. Adams has been employed by Carcorp, Inc. which is one of only two lenders who provide commercial paper for Bombardier, Inc., under operating leases for Lear jets and other major aviation equipment. Mr. Adams is the Director of Finance of Carcorp, Inc. and supervises a staff of eight (8). In this capacity, Mr. Adams arranges the operating leases for rolling stock, large commercial equipment, aviation and commercial marine end users. From 1995 through October 1997, Mr. Adams was independently engaged in commercial leasing of limousines and limousine fleets. From 1996 through October 1997, he also was employed by Ed Morse Cadillac as the Fleet Manager for its Jeep operations. From 1993 through 1995, Mr. Adams was employed by Palm Beach Lincoln Mercury in sales. Prior to relocating to Florida, from 1991 through 1993 Mr. Adams was employed by Alpha Zeta Trust in California, where he was responsible for the acquisition of commercial real estate, including negotiations of sale and arrangement of bridge financing. During Mr. Adams' employment, Alpha Zeta Trust acquired two large loan pools from Resolution Trust Corporation. The profitable part of these pools were sold at a substantial profit, while the non-performing loans were foreclosed. From 1988 through 1991, Mr. Adams independently engaged in the acquisition of real estate. During the same period, he was employed by Ogner Motors, a Porsche, Audi and Ferrari authorized dealer in Woodland Hills, California as a salesman. In this capacity, Mr. Adams was responsible for all aspects of automobile acquisition, including arranging the purchase financing. Mr. Adams attended Los Angeles Valley College for two (2) years and took marketing and sales extension courses at the University of California at Los Angeles.

        At present, we believe Mr. Adams' expertise is sufficient to meet our needs. It is anticipated, however that we will need to employ a manager, additional clerical support and an accountant. Mr. Adams will begin by finding clients and advising Mr. Mintmire in the operation of the lease financing. Mr. Adams will visit clients and prospective clients on a regular schedule to foster strong business relationships.

Compliance  with  Section  16(a)  of the  Securities  Exchange  Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Mintmire comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended September 30, 2000.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of September 30, 2000, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                       Number
Name of Beneficial Owner:             of Shares(1)             %
-------------------------             --------                ---

Mark A. Mintmire (2)                  2,000,000              71.42%

All Directors, Officers and 5%
Shareholders as a Group               2,000,000              71.42%

All Beneficial Owners as a            2,800,000             100.0%
Group                                 =======               ======
--------------------

(1)  Reflects total outstanding shares of 2,800,000 as of September 30, 2000.
(2)  Our sole executive and director.


Item 12. Certain Relationships and Related Transactions:

           On October 20, 1997, at inception, the Company issued 2,000,000 shares of restricted Common Stock to Mr. Mark A. Mintmire, the President and Treasurer of the Company and record and beneficial owner of approximately 71.42% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of SDP performed for the Company by him.

           On October 20, 1997, the Company issued 100,000 shares of unrestricted Common Stock to Mr. Donald F. Mintmire, the legal counsel of the Company and record and beneficial owner of approximately 3.57% of the Company's outstanding Common Stock, in exchange for services to the Company in connection with the organization of SDP valued by him at $500.

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

Item 13. Exhibits and Reports on Form 8-K.

           (a) The  exhibits  required  to be  filed  herewith  by  Item  601 of
Regulation  S-B,  are  described  in  the  following  index  of  exhibits,   are
incorporated herein by reference, as follows:

Exhibit No.     Description
-----------     ---------------------------------------
2.1             SB-1 Registration Statement(1)

3.(i).1         Articles of Incorporation of SD Products Corp. filed October 20, 1997(2)

3.(i).2         Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed
                April 30, 1999(2)

3.(ii)          Bylaws of SD Products Corp.(2)

23.2       *    Independent Auditors Consent to the incorporation by reference of financial statements of the company as of September 30, 2000 in Form SB-1.

27         *    Financial Data Schedule
---------------------------------

(1) Incorporated herein by reference to the Registration Statement on Form SB-1 and Amendments thereto of SD Products Corp.(Registration No. 333-36966), filed with the U.S. Securities and Exchange Commission.
(2) Incorporated herein by reference to the Registration Statement on Form 10-SB of SD Products Corp.(File No. 0-26021), filed with the U.S. Securities and Exchange Commission.
*    Included herein.

    (b) No Reports on Form 8-K were filed during the fiscal year ended September 30, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------


           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SD PRODUCTS, CORP.
                                              (Registrant)


Date: December 28, 2000              By: /s/ Mark A. Mintmire
                                     --------------------------------
                                     Mark A. Mintmire, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date           Signature                          Title
        ----           ---------                          -----

December 28, 2000      By: /s/ Mark A. Mintmire
                       -------------------------        President, Director
                        Mark A. Mintmire                Secretary and Treasurer