Form 10QSB
period 2000-12-31
S D PRODUCTS INC
filed 2001-02-13
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2000

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

         As of December 31, 2000, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1.           Financial Statements





                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets........................................................F-2

Statements of Operations..............................................F-3

Statements of Changes in Stockholders' Equity.........................F-4

Statements of Cash Flows..............................................F-5

Notes to Financial Statements.........................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                        December 31,       September 30,
                                                                            2000               2000
                                                                     ------------------- -----------------
                                                                         (unaudited)
                               ASSETS
CURRENT ASSETS
   Cash                                                              $               291 $             336
   Loan and accrued interest  receivable - related party                           6,610             6,475
                                                                     ------------------- -----------------

     Total current assets                                                          6,901             6,811
                                                                     ------------------- -----------------

Total Assets                                                         $             6,901 $           6,811
                                                                     =================== =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                  $                 0 $               0
   Accrued expenses - related party                                                4,500               500
                                                                     ------------------- -----------------

     Total current liabilities                                                     4,500               500
                                                                     ------------------- -----------------

Total Liabilities                                                                  4,500               500
                                                                     ------------------- -----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares: none issued                                                               0                 0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares: 2,800,000  issued and outstanding                                       280               280
   Additional paid-in capital                                                     22,930            22,930
   Deficit accumulated during the development stage                              (20,809)          (16,899)
                                                                     ------------------- -----------------

     Total Stockholders' Equity                                                    2,401             6,311
                                                                     ------------------- -----------------

Total Liabilities and Stockholders' Equity                           $             6,901 $           6,811
                                                                     =================== =================

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Three Months Ended December 31,
                                   (Unaudited)



                                                                                       Period from
                                                                                     October 20, 1997
                                                                                   (Inception) through
                                                   2000               1999          December 31, 2000
                                             ----------------- ------------------ ----------------------
Revenues                                     $               0 $                0 $                    0
                                             ----------------- ------------------ ----------------------

Expenses
  General and administrative expenses                       45                 35                  8,847
  Legal fees - related party                                 0                  0                    510
  Professional fees                                      4,000              4,350                 12,759
                                             ----------------- ------------------ ----------------------

    Total expenses                                       4,045              4,385                 22,116
                                             ----------------- ------------------ ----------------------

Loss from operations                                    (4,045)            (4,385)               (22,116)

Other income (expense)
    Interest income - related party                        135                 70                  1,307
                                             ----------------- ------------------ ----------------------

Net loss                                     $          (3,910)$           (4,315)$              (20,809)
                                             ================= ================== ======================
Net loss per weighted average share, basic   $           (0.01)$            (0.01)
                                             ================= ==================
Weighted average number of shares                    2,800,000          2,800,000
                                             ================= ==================

                             SD Products Corporation
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity
       Period From October 20, 1997 (Inception) through December 31, 2000



                                                                                                 Deficit
                                                                                                Accumulated
                                                                                  Additional    During the        Total
                                           Number of    Preferred      Common      Paid-in      Development    Stockholders
                                             Shares       Stock        Stock       Capital         Stage            '
                                                                                                                  Equity
                                          ------------ ------------ ------------ ------------ --------------- --------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                         0 $          0 $          0 $          0 $             0 $            0

October 20, 1997 - services ($0.0001/sh)     2,100,000            0          210            0               0            210
April 7, 1998 - cash ($0.01/sh)                 20,000            0            2          198               0            200
April 8, 1998 - cash ($0.01/sh)                100,000            0           10          990               0          1,000
April 11, 1998 - cash ($0.01/sh)                40,000            0            4          396               0            400
April 12, 1998 - cash ($0.01/sh)                40,000            0            4          396               0            400
April 13, 1998 - cash ($0.01/sh)                20,000            0            2          198               0            200
April 14, 1998 - cash ($0.01/sh)                40,000            0            4          396               0            400
April 15, 1998 - cash ($0.01/sh)                20,000            0            2          198               0            200
April 17, 1998 - cash ($0.01/sh)                20,000            0            2          198               0            200
June 24, 1998 - cash ($0.05/sh)                300,000            0           30       14,970               0         15,000
June 29, 1998 - cash ($0.05/sh)                100,000            0           10        4,990               0          5,000

Net loss                                             0            0            0            0          (6,543)        (6,543)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1998                  2,800,000            0          280       22,930          (6,543)        16,667

Net loss                                             0            0            0            0          (4,419)        (4,419)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1999                  2,800,000            0          280       22,930         (10,962)        12,248

Net loss                                             0            0            0            0          (5,937)        (5,937)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 2000                  2,800,000            0          280       22,930         (16,899)         6,311

Net loss                                             0            0            0            0          (3,910)        (3,910)
                                          ------------ ------------ ------------ ------------ --------------- --------------

ENDING BALANCE, December 31, 2000
(unaudited)                                  2,800,000 $          0 $        280 $     22,930 $       (20,809)$        2,401
                                          ============ ============ ============ ============ =============== ==============

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended December 31,
                                   (Unaudited)


                                                                                                                Period from
                                                                                                              October 20, 1997
                                                                                                             (Inception) through
                                                                                     2000         1999        December 31, 2000
                                                                                -------------- ------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $       (3,910)$      (4,315)$         (20,809)
Adjustments to reconcile net loss to net cash used for operating activities:
       Stock issued for services                                                             0             0                 10
       Stock issued for services - related party                                             0             0                200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party                    (135)          (70)              (610)
       Increase (decrease) accrued expenses                                                  0         3,898                  0
       Increase (decrease) accrued expenses - related party                              4,000             0              4,500
                                                                                -------------- ------------- ------------------

Net cash used by operating activities                                                      (45)         (487)           (16,709)
                                                                                -------------- ------------- ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                                  0        (6,000)            (6,000)
                                                                                -------------- ------------- ------------------

Net cash (used) provided by investing activities                                             0        (6,000)            (6,000)
                                                                                -------------- ------------- ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                  0             0             23,000
                                                                                -------------- ------------- ------------------

Net cash provided by financing activities                                                    0             0             23,000
                                                                                -------------- ------------- ------------------

Net increase (decrease) in cash                                                            (45)       (6,487)               291

CASH, beginning of period                                                                  336        13,200                  0
                                                                                -------------- ------------- ------------------

CASH, end of period                                                             $          291 $       6,713 $              291
                                                                                ============== ============= ==================

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

         d) Interim financial information The financial statements for the three months ended December 31, 2000 and 1999 and for the period since October 20, 1997, (Inception), through December 31, 2000, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $610 was accrued at December 31, 2000.

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

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $6,500, expiring at September 30, 2018, $4,400 expiring at September 30, 2019, $5,900 expiring at September 30, 2020 and $3,900 expiring at September 30, 2021.

         The amount recorded as deferred tax assets is approximately $3,100 and $1,600 as of December 31, 2000 and December 31, 1999, respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $20,900 for the period from October 20, 1997 (Inception) through December 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

         Related party balances and amounts for the period since inception, (October 20, 1997), ended December 31, 2000 are as follows:


Professional fees paid by related party                  $               4,000
                                                         =====================
Professional fees payable - related party                $                 510
                                                         =====================
Organizational costs - related party                     $                 245
                                                         =====================
Interest earned - related party                          $               1,172
                                                         =====================

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through December 31, 2000, the Company had only interest income of $1,307 from a loan to a related party. Total Company operations and operating expenses as of December 31, 2000 were $22,116. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

For the Three Months ending December 31, 2000 and December 31, 1999

         At December 31, 2000 and December 31, 1999, the Company had assets totaling $6,901 and $6,811 respectively, and liabilities of $4,500 and $500 respectively. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash contributed as consideration for the issuance of shares of Common Stock. SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

Net Operating Losses

         The Company has net operating loss carry-forwards of $6,500 expiring at September 30, 2018, $4,400 expiring at September 30, 2019, $5,900 expiring at September 30, 2020 and expiring at September 30, 2021. The company has a $3,100 and $1,600 deferred tax asset as of December 31, 2000 and December 31, 1999, respectively, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending December 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
--------------    --------------------------------------------------------------------------------
2.1               SB-1 Registration Statement(1)

3.(i).1           Articles of Incorporation of SD Products Corp. filed October 20, 1997(2)

3.(i).2           Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed
                  April 30, 1999(2)

3.(ii)            Bylaws of SD Products Corp.(2)

23.2              Independent Auditors Consent to the incorporation by reference of financial statements of the company as of September 30, 2000 in Form SB-1.(1)
---------------------------------

(1) Incorporated herein by reference to the Registration Statement on Form SB-1 and Amendments thereto of SD Products Corp.(Registration No. 333-36966), filed with the U.S. Securities and Exchange Commission.
(2) Incorporated herein by reference to the Registration Statement on Form 10-SB of SD Products Corp.(File No. 0-26021), filed with the U.S. Securities and Exchange Commission.



    (b) No Reports on Form 8-K were filed during the fiscal year ended December 31, 2000, covered by this Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SD Products Corp.
                                    (Registrant)



Date: February 12, 2001           BY: /s/ Mark A.  Mintmire
      -------------------              -----------------------
                                        Mark A. Mintmire
                                           President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                 Signature                        Title




 February 12, 2001     BY:   /s/ Mark A.  Mintmire
------------------       --------------------------
                                 Mark A. Mintmire        President, Secretary,
                                                         Treasurer, Director