Form 10-Q
period 2001-03-31
S D PRODUCTS INC
filed 2001-05-15
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.: 000-26021

                               S D Products Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                            65-0790763
------------------------------------                   -----------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

1506 Briarhill Lane N.E.
Atlanta, GA                                                  30324
------------------------------------------             -----------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered
         None                                                  None
-----------------------------------                  ---------------------------

Securities registered under Section 12(g) of the Act:

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

     As of March 31, 2001, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                           March 31,           September 30,
                                                                              2001                  2000
                                                                       ------------------   --------------------
                                  ASSETS                                  (unaudited)
CURRENT ASSETS
   Cash                                                                $              243   $                336
   Loan and accrued interest receivable - related party                             6,747                  6,475
                                                                       ------------------   --------------------

     Total current assets                                                           6,990                  6,811
                                                                       ------------------   --------------------

Total Assets                                                           $            6,990   $              6,811
                                                                       ==================   ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                    $                0   $                  0
   Accrued expenses - related party                                                 5,000                    500
                                                                       ------------------   --------------------

     Total current liabilities                                                      5,000                    500
                                                                       ------------------   --------------------

Total Liabilities                                                                   5,000                    500
                                                                       ------------------   --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
none issued                                                                             0                      0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
2,800,000  issued and outstanding                                                     280                    280
   Additional paid-in capital                                                      22,930                 22,930
   Deficit accumulated during the development stage                               (21,220)               (16,899)
                                                                       ------------------   --------------------

     Total Stockholders' Equity                                                     1,990                  6,311
                                                                       ------------------   --------------------

Total Liabilities and Stockholders' Equity                             $            6,990   $              6,811
                                                                       ==================   ====================






     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                Period from
                                                    For the Six          For the Six          October 20, 1997
                                                    Months Ended         Months Ended           (Inception)
                                                     March 31,             March 31,              through
                                                        2001                 2000              March 31, 2001
                                                -------------------- -------------------- -----------------------
Revenues                                        $                  0 $                  0 $                     0
                                                -------------------- -------------------- -----------------------

Expenses
                                                                                                            7,927
  General and administrative expenses                             93                  210                   8,895
  Legal fees - related party                                       0                    0                     510
  Professional fees                                            4,500                4,350                  13,259
                                                -------------------- -------------------- -----------------------

    Total expenses                                             4,593                4,560                  22,664
                                                -------------------- -------------------- -----------------------

Loss from operations                                          (4,593)              (4,560)                (22,664)

Other income (expense)
    Interest income - related  party                             272                  205                   1,444
                                                -------------------- -------------------- -----------------------

Net loss                                        $             (4,321)$             (4,355)$               (21,220)
                                                ==================== ==================== =======================
Basic net loss per weighted average share
                                                $           (0.002)  $           (0.002)
                                                ==================== ====================
Weighted average number of shares                          2,800,000            2,800,000
                                                ==================== ====================









     The accompanying notes are an integral part of the financial statements

                            SD Products Corporation
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Additional     During the         Total
                                              Number of     Preferred    Common      Paid-in      Development    Stockholders'
                                               Shares         Stock       Stock      Capital         Stage          Equity
                                             ------------- ----------- ---------- ------------- --------------- ---------------
BEGINNING BALANCE, September 30,1998             2,800,000 $         0  $     280 $      22,930 $        (6,543)$          16,667

Net loss - 1999                                          0           0          0             0          (4,419)         (4,419)
                                             ------------- ----------- ----------- ------------- --------------- ---------------

BALANCE, September 30, 1999                      2,800,000           0        280        22,930         (10,962)         12,248

Net loss                                                 0           0          0             0          (5,937)         (5,937)
                                             ------------- -----------  --------- ------------- --------------- ---------------

BALANCE, September 30, 2000                      2,800,000           0        280        22,930         (16,899)          6,311

Net loss                                                 0           0          0             0          (4,321)         (4,321)
                                             ------------- -----------  --------- ------------- --------------- ---------------

ENDING BALANCE, March 31, 2001 (unaudited)       2,800,000 $         0  $     280 $      22,930 $       (21,220)$         1,990
                                             ============= ===========  ========= ============= =============== ===============












     The accompanying notes are an integral part of the financial statements

                                              SD Products Corporation
                                         (A Development Stage Enterprise)
                                              Statement of Cash Flows
                                                    (Unaudited)


                                                                                                           Period from
                                                                            For the Six    For the Six   October 20, 1997
                                                                           Months Ended    Months Ended    (Inception)
                                                                             March 31,      March 31,        through
                                                                               2001            2000       March 31, 2001
                                                                        ---------------- ------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $         (4,321)$      (4,355)$         (21,220)
Adjustments to reconcile net loss to net cash used for operating activities:
       Stock issued for services                                                       0             0                10
       Stock issued for services - related party                                       0             0               200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party              (272)         (205)             (747)
       Increase (decrease) accrued expenses                                        4,500          (952)            5,000
                                                                        ---------------- ------------- -----------------
Net cash used by operating activities                                                (93)       (5,512)          (16,757)
                                                                        ---------------- ------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
       (Advance to) repayment from related party                                       0        (6,000)           (6,000)
                                                                        ---------------- ------------- -----------------
Net cash (used) provided by investing activities                                       0        (6,000)           (6,000)
                                                                        ---------------- ------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                          0             0            23,000
                                                                        ---------------- ------------- -----------------
Net cash provided by financing activities                                              0             0            23,000
                                                                        ---------------- ------------- -----------------

Net increase (decrease) in cash                                                      (93)      (11,512)              243

CASH, beginning of period                                                            336        13,200                 0
                                                                        ---------------- ------------- -----------------

CASH, end of period                                                     $            243 $       1,688 $             243
                                                                        ================ ============= =================







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

          d) Interim financial statements The financial statements for the six months ended March 31, 2001 and 2000 and for the period since October 20, 1997, (Inception), through March 31, 2001, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

     (2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $747 was accrued at March 31, 2001.

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

     (4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $4,300, $6,000, $4,400 and $6,500 expiring at September 30, 2021, 2020, 2019 and 2018, respectively.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


     (4) Income Taxes (Continued) The amount recorded as deferred tax assets as of March 31, 2001 is approximately $3,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

         Related party balances and amounts for the period ended are as follows:

                                                               March 31, 2001
                                                                (unaudited)           September 30, 2000
                                                            --------------------    -----------------------
Loan and accrued interest receivable - related party        $              6,747    $                 6,475
                                                            ====================    =======================
Accrued expenses - related party                            $                  0    $                   500
                                                            ====================    =======================
Interest earned - related party                             $                747    $                   475
                                                            ====================    =======================

     (6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $21,220 for the period from October 20, 1997 (Inception) through March 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, had been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through March 31, 2001, the Company had only interest income of $1,444 from a loan to a related party. Total Company operations and operating expenses as of March 31, 2001 were $22,664. The Company proposes to engage in the business of automobile lease financing/funding.

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

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately six (6) to nine (9) months without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for the Company to raise additional funds in the next six(6) months, if only a minimal level of revenue is generated in accordance with management's expectations.

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

Financial Condition, Capital Resources and Liquidity

For the Six Months ending March 31, 2001

     At March 31, 2001, the Company had assets totaling $6,990 and liabilities of $5,000. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash contributed as consideration for the issuance of shares of Common Stock. It's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

     To implement such plan, the Company has initiated a Form SB-1 public offering pursuant to Rule 415 under the Securities Act of 1933. It intends to initiate a self-underwritten sale,at an offering price of $1.00, of a minimum of 100,000 shares and a maximum sale of 1,000,000 shares. The offering is being made on a self-underwritten basis by us through our only principal, Mark A.
Mintmire, without the use of securities brokers. All proceeds from the sale of shares will be held in an attorney escrow account maintained by Duncan, Blum & Associates, Bethesda, Maryland.

Net Operating Losses

     The Company has net operating loss carry-forwards of $4,300 expiring at September 30, 2021, $6,000 expiring at September 30, 2020, $4,400 expiring at September 30, 2019 and $6,500 expiring at September 30, 2018. The Company has a $3,000 deferred tax asset as of March 31, 2001, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

     The Company did not experience a negative impact to its technology infrastructure as a result of the Year 2000. The Company does not anticipate that it will experience any material disruption in its operations as a result of the Year 2000 changeover in the future.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions as well as expected future developments and other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
--------------    -----------------------------------------------------
2.1               SB-1 Registration Statement(1)

3.(i).1           Articles of Incorporation of SD Products Corp. filed October 20, 1997(2)

3.(i).2           Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed
                  April 30, 1999(2)

3.(ii)            Bylaws of SD Products Corp.(2)
---------------------------------


(1) Incorporated herein by reference to the Registration Statement on Form SB-1 and Amendments thereto of SD Products Corp.(Registration No. 333-36966), filed with the U.S. Securities and Exchange Commission on May 12, 2000.
(2) Incorporated herein by reference to the Registration Statement on Form 10-SB of SD Products Corp.(File No. 0-26021), filed with the U.S. Securities and Exchange Commission on May 11, 1999.


     (b) No Reports on Form 8-K were filed during the quarter ending March 31, 2001, covered by this Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SD Products Corp.
                                  (Registrant)



Date: May 11, 2001             BY: /s/ Mark A.  Mintmire
    -----------------          ---------------------------------
                                  Mark A. Mintmire
                                  President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                Signature                           Title

 May 11, 2001              BY:   /s/ Mark A.  Mintmire
   ------------------      ---------------------------
                            Mark A. Mintmire               President, Secretary,
                                                             Treasurer, Director