Form 10QSB
period 2001-06-30
S D PRODUCTS INC
filed 2001-08-08
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

Commission file no.:    26021

                               S D Products Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                             65-0790763
------------------------------------                    ---------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)

1506 Briarhill Lane N.E.
Atlanta, GA                                                    30324
----------------------------------------                ---------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities registered under Section 12(b) of the Act:

     Title of each class                                 Name of each exchange
                                                           on which registered
         None                                                     None
-----------------------------------                     ------------------------

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

     As of June 30, 2001, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Stockholders' Equity.........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                             June 30,          September 30,
                                                                               2001                2000
                                                                        ------------------  -------------------
                                  ASSETS                                   (unaudited)
CURRENT ASSETS
   Cash                                                                 $              195  $               336
   Loan and accrued interest receivable - related party                              6,882                6,475
                                                                        ------------------  -------------------

     Total current assets                                                            7,077                6,811
                                                                        ------------------  -------------------

Total Assets                                                            $            7,077  $             6,811
                                                                        ==================  ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                     $            5,000  $                 0
   Accrued expenses - related party                                                    500                  500
                                                                        ------------------  -------------------

     Total current liabilities                                                       5,500                  500
                                                                        ------------------  -------------------

Total Liabilities                                                                    5,500                  500
                                                                        ------------------  -------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                        0                    0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,800,000  issued and outstanding                                                280                  280
   Additional paid-in capital                                                       22,930               22,930
   Deficit accumulated during the development stage                                (21,633)             (16,899)
                                                                        ------------------  -------------------

     Total Stockholders' Equity                                                      1,577                6,311
                                                                        ------------------  -------------------

Total Liabilities and Stockholders' Equity                              $            7,077  $             6,811
                                                                        ==================  ===================


















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)




                                                                                                       Period from
                                               Three Months Ended           Nine Months Ended        October 20, 1997
                                                    June 30,                    June 30,               (Inception)
                                          ---------------------------- ---------------------------       through
                                               2001          2000          2001          2000         June 30, 2001
                                          -------------- ------------- ------------- ------------- -------------------
Revenues                                  $            0 $           0 $           0 $           0 $                 0
                                          -------------- ------------- ------------- ------------- -------------------

Expenses
                                                                                                                 7,927
  General and administrative expenses                 48            60           141           270               8,943
  Legal fees - related party                           0             0             0             0                 510
  Professional fees                                  500         4,046         5,000         8,396              13,759
                                          -------------- ------------- ------------- ------------- -------------------

    Total expenses                                   548         4,106         5,141         8,666              23,212
                                          -------------- ------------- ------------- ------------- -------------------

Loss from operations                                (548)       (4,106)       (5,141)       (8,666)            (23,212)

Other income (expense)
    Interest income - related  party                 135           134           407           339               1,579
                                          -------------- ------------- ------------- ------------- -------------------

Net loss                                  $         (413)$      (3,972)$      (4,734)$      (8,327)$           (21,633)
                                          ============== ============= ============= ============= ===================

Basic net loss per weighted average share $        (0.01)$       (0.01)$       (0.01)$       (0.01)
                                          ============== ============= ============= =============

Weighted average number of shares              2,800,000     2,800,000     2,800,000     2,800,000
                                          ============== ============= ============= =============

















     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Additional    During the         Total
                                                  Number of     Preferred    Common      Paid-in     Development    Stockholders'
                                                   Shares         Stock       Stock      Capital        Stage          Equity
                                                 ------------- -----------  --------- ----------- -------------- --------------
BEGINNING BALANCE, September 30,1998                 2,800,000 $         0  $     280 $    22,930 $       (6,543)$       16,667

Net loss - 1999                                              0           0          0           0         (4,419)        (4,419)
                                                 ------------- ---------------------- ----------- -------------- --------------

BALANCE, September 30, 1999                          2,800,000           0        280      22,930        (10,962)        12,248

Net loss                                                     0           0          0           0         (5,937)        (5,937)
                                                 ------------- -----------  --------- ----------- -------------- --------------

BALANCE, September 30, 2000                          2,800,000           0        280      22,930        (16,899)         6,311

Net loss                                                     0           0          0           0         (4,734)        (4,734)
                                                 ------------- -----------  --------- ----------- -------------- --------------

ENDING BALANCE, June 30, 2001 (unaudited)            2,800,000 $         0  $     280 $    22,930 $      (21,633)$        1,577
                                                 ============= ===========  ========= =========== ============== ==============










     The accompanying notes are an integral part of the financial statements

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                                        Period from
                                                                            Nine Months Ended         October 20, 1997
                                                                                June 30,                (Inception)
                                                                     -------------------------------       through
                                                                          2001            2000         June 30, 2001
                                                                     --------------- --------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $        (4,734)$        (8,327)$          (21,633)
Adjustments to reconcile net loss to net cash used for operating activities:
   Stock issued for services                                                       0               0                 10
   Stock issued for services - related party                                       0               0                200
Changes in operating assets and liabilities:
   (Increase) decrease accrued interest receivable - related
     party                                                                      (407)           (339)              (882)
   Increase (decrease) accrued expenses                                        5,000           3,609              5,000
   Increase (decrease) accrued expenses - related party                            0            (500)               500
                                                                     --------------- --------------- ------------------
Net cash used by operating activities                                           (141)         (5,557)           (16,805)
                                                                     --------------- --------------- ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   (Advance to) repayment from related party                                       0          (6,000)            (6,000)
                                                                     --------------- --------------- ------------------
Net cash (used) provided by investing activities                                   0          (6,000)            (6,000)
                                                                     --------------- --------------- ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          0               0             23,000
                                                                     --------------- --------------- ------------------
Net cash provided by financing activities                                          0               0             23,000
                                                                     --------------- --------------- ------------------

Net increase (decrease) in cash                                                 (141)        (11,557)               195

CASH, beginning of period                                                        336          13,200                  0
                                                                     --------------- --------------- ------------------

CASH, end of period                                                  $           195 $         1,643 $              195
                                                                     =============== =============== ==================















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

          d) Interim financial statements The financial statements for the nine months ended June 30, 2001 and 2000 and for the period since October 20, 1997, (Inception), through June 30, 2001, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $882 was accrued at June 30, 2001.

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

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $21,600, which expire $4,700, $6,000, $4,400 and $6,500 at September 30, 2021,
          2020, 2019 and 2018, respectively.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Income Taxes (Continued) The amount recorded as deferred tax assets as of June 30, 2001 is approximately $3,200, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

     Related party balances and amounts for the period ended are as follows:


                                                               June 30, 2001
                                                                (unaudited)           September 30, 2000
                                                            --------------------    -----------------------
Loan and accrued interest receivable - related party        $              6,882    $                 6,475
                                                            ====================    =======================
Accrued expenses - related party                            $                500    $                   500
                                                            ====================    =======================
Interest earned - related party                             $                882    $                   475
                                                            ====================    =======================

(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $21,600 for the period from October 20, 1997 (Inception) through June 30, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through June 30, 2001, the Company had only interest income of $1,579 from loans to related parties. Total Company operations and operating expenses as of June 30, 2001 were $23,212. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

For the Nine Months ending June 30, 2001 and 2000

     At June 30, 2001, the Company had assets totaling $7,077 and liabilities of $5,500. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash paid as consideration for the issuance of shares of Common Stock. SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

Net Operating Losses

     The Company has net operating loss carry-forwards of $21,600 which expire $4,700; $6,000; $4,400 and $6,500 at September 30, 2021, 2020, 2019 2018,
respectively. The company has a $3,200 deferred tax asset as of June 30, 2001, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
--------------    --------------------------------------------------------------
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

     (b) No Reports on Form 8-K were filed during the quarter ending June 30, 2001, covered by this Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SD Products Corp.
                                  (Registrant)

Date: August 08, 2001          BY: /s/ Mark A.  Mintmire
     -----------------         -------------------------
                               Mark A. Mintmire
                               President





     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date                     Signature                         Title

August 08, 2001          BY:   /s/ Mark A.  Mintmire
----------------              ----------------------
                              Mark A. Mintmire             President, Secretary,
                                                           Treasurer, Director