Form 10KSB
period 2001-09-30
S D PRODUCTS INC
filed 2001-12-31
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file no.: 0-26021

                                SD PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      FLORIDA                                              65-0790763
------------------------------------                ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                             Identification No.)

2958 Braithwood Court
Atlanta, Georgia                                           30345
----------------------------------------            ----------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (770) 414-9596

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                               Name of each exchange
                                                       on  which registered
          None
----------------------------                        ----------------------------

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

     Of the 2,800,000 shares of voting stock of the registrant issued and outstanding as of December 15, 2001, 682,500 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

     Our services will be initially be offered in Palm Beach and Broward Counties, Florida; expanding to Atlanta, Georgia; then to adjacent counties in south Florida; and eventually throughout Florida, Georgia and selected areas nationwide. To achieve this objective, we intend to provide a comprehensive package of automobile lease financing programs to both dealerships and individuals, focusing on Palm Beach and Broward Counties which have high growth opportunities. The Company's executive offices are presently located at 2958 Braithwood Court, Atlanta, Georgia 30345 and its telephone number is (770) 414-9596.

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

     The Company undertook its first public offering of a minimum of 100,000 to a maximum of 1,000,000 shares of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on October 6, 2000. An SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act which became effective on October 13, 2000. A Post-Effective Amendment No.2 to the Form SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act on October 5, 2001. The proceeds of the offering are expected to be used to continue business operations and expand the scope of the business with particular emphasis on enhancing the Company's credit lines.

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

     Our secondary revenue source will come from the interest charged to purchasers we finance directly. However, we will need to establish a significant client base in order for this endeavor to prove lucrative. We intend to bundle the automobile lease financing receivables we acquire into pools of securities for the purpose of offering such pools for sale in the secondary market via a public and/or private offering or through the sale to an institution or individual buyer. This re-selling of receivables will enable us to reuse the cash which we will re-commit to the purchase additional automobile leases and contracts or to use to finance sub-prime and credit- impaired clients on an individual basis.

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

(b) Holders.

     As of December 15, 2001, the Company had 39 shareholders of record of its 2,800,000 outstanding shares of Common Stock.

(c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through September 30, 2001, the Company had only interest income of $1,715 from a loan to a related party. Total Company operations and operating expenses as of September 30, 2001 were $24,355. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

For the Fiscal Years ending September 30, 2001 and September 30, 2000

     At September 30, 2001 and September 30, 2000, the Company had assets totaling $7,070 and $6,811 respectively, and liabilities of $6,500 and $500 respectively. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued professional fees. Since the Company's inception, it has received $23,000 in cash contributed as consideration for the issuance of shares of Common Stock. SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

     To implement such plan the Company has initiated a Form SB-1 public offering pursuant to Rule 415 under the Securities Act of 1933. A Post-Effective Amendment No.2 to the Form SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act on October 5, 2001. It intends to initiate a self-underwritten sale of a minimum of 100,000 shares at an offering price of $1.00 and a maximum sale of 1,000,000 shares at an offering price of $1.00. The offering is being made on a self-underwritten basis by us through our only principal, Mark A. Mintmire, without the use of securities brokers. All proceeds from the sale of shares will be held in an attorney escrow account maintained by Duncan, Blum & Associates, Bethesda, Maryland.

Net Operating Losses

     The Company has net operating loss carry-forwards of $6,500 expiring at September 30, 2018, $4,400 expiring at September 30, 2019, $6,000 expiring at September 30, 2020 and $5,700 expiring at September 30, 2001. The company has a $3,400 and $2,500 deferred tax asset as of September 30, 2001 and September 30, 2000, respectively, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None









                 [Balance of this page intentionally left blank]

                             SD PRODUCTS CORPORATION

                        (A Development Stage Enterprise)


                          Audited Financial Statements

                 For the Years Ended September 30, 2001 and 2000

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...............................................F-2

Balance Sheets.............................................................F-3

Statements of Operations...................................................F-4

Statements of Changes in Stockholders' Equity..............................F-5

Statements of Cash Flows...................................................F-6

Notes to Financial Statements..............................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
SD Products Corporation
Atlanta, Georgia

We have audited the accompanying balance sheet of SD Products Corporation, a development stage enterprise, as of September 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SD Products Corporation as of September 30, 2001 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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



                                               /s/ Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 27, 2001

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  September 30,




                                                                             2001               2000
                                                                     -------------------- ----------------
                               ASSETS
CURRENT ASSETS
   Cash                                                              $                 52 $            336
   Loan and accrued interest  receivable - related party                            7,018            6,475
                                                                     -------------------- ----------------

     Total current assets                                                           7,070            6,811
                                                                     -------------------- ----------------

Total Assets                                                         $              7,070 $          6,811
                                                                     ==================== ================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                  $                  0 $              0
   Accrued expenses - related party                                                 6,500              500
                                                                     -------------------- ----------------

     Total current liabilities                                                      6,500              500
                                                                     -------------------- ----------------

Total Liabilities                                                                   6,500              500
                                                                     -------------------- ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued                                                                0                0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; 2,800,000  issued and outstanding                                        280              280
   Additional paid-in capital                                                      22,930           22,930
   Deficit accumulated during the development stage                               (22,640)         (16,899)
                                                                     -------------------- ----------------

     Total Stockholders' Equity                                                       570            6,311
                                                                     -------------------- ----------------

Total Liabilities and Stockholders' Equity                           $              7,070 $          6,811
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

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
           For the Year and Period Since Inception Ended September 30,



                                                                                       Period from
                                                                                     October 20, 1997
                                                                                   (Inception) through
                                                   2001               2000          September 30, 2001
                                             ----------------- ------------------ ----------------------
Revenues                                     $               0 $                0 $                    0
                                             ----------------- ------------------ ----------------------

Expenses
  General and administrative expenses                      284                910                  9,086
  Legal fees - related party                                 0                  0                    510
  Professional fees                                      6,000              5,502                 14,759
                                             ----------------- ------------------ ----------------------

    Total expenses                                       6,284              6,412                 24,355
                                             ----------------- ------------------ ----------------------

Loss from operations                                    (6,284)            (6,412)               (24,355)

Other income (expense)
    Interest income - related party                        543                475                  1,715
                                             ----------------- ------------------ ----------------------

Net loss                                     $          (5,741)$           (5,937)$             (22,640)
                                             ================= ================== ======================
Net loss per weighted average share, basic   $           (0.01)$            (0.01)
                                             ================= ==================
Weighted average number of shares                    2,800,000          2,800,000
                                             ================= ==================















                   The accompanying notes are an integral part
                          of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity
       Period From October 20, 1997 (Inception) through September 30, 2001



                                                                                                 Deficit
                                                                                               Accumulated
                                                                                  Additional    During the       Total
                                         Number of    Preferred       Common      Paid-in      Development   Stockholders'
                                           Shares       Stock         Stock       Capital         Stage         Equity
                                         ----------- ------------  ------------ ------------ -------------- --------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                       0 $          0  $          0 $          0 $            0 $            0

October 20, 1997 - services ($0.0001/sh)   2,100,000            0           210            0              0            210
April 7, 1998 - cash ($0.01/sh)               20,000            0             2          198              0            200
April 8, 1998 - cash ($0.01/sh)              100,000            0            10          990              0          1,000
April 11, 1998 - cash ($0.01/sh)              40,000            0             4          396              0            400
April 12, 1998 - cash ($0.01/sh)              40,000            0             4          396              0            400
April 13, 1998 - cash ($0.01/sh)              20,000            0             2          198              0            200
April 14, 1998 - cash ($0.01/sh)              40,000            0             4          396              0            400
April 15, 1998 - cash ($0.01/sh)              20,000            0             2          198              0            200
April 17, 1998 - cash ($0.01/sh)              20,000            0             2          198              0            200
June 24, 1998 - cash ($0.05/sh)              300,000            0            30       14,970              0         15,000
June 29, 1998 - cash ($0.05/sh)              100,000            0            10        4,990              0          5,000

Net loss                                           0            0             0            0         (6,543)        (6,543)
                                         ----------- ------------  ------------ ------------ -------------- --------------

BALANCE, September 30, 1998                2,800,000            0           280       22,930         (6,543)        16,667

Net loss                                           0            0             0            0         (4,419)        (4,419)
                                         ----------- ------------  ------------ ------------ -------------- --------------

BALANCE, September 30, 1999                2,800,000            0           280       22,930        (10,962)        12,248

Net loss                                           0            0             0            0         (5,937)        (5,937)
                                         ----------- ------------  ------------ ------------ -------------- --------------

BALANCE, September 30, 2000                2,800,000            0           280       22,930        (16,899)         6,311

Net loss                                           0            0             0            0         (5,741)        (5,741)
                                         ----------- ------------  ------------ ------------ -------------- --------------

ENDING BALANCE, September 30, 2001         2,800,000 $          0  $        280 $     22,930 $      (22,640)$          570
                                         =========== ============  ============ ============ ============== ==============



                   The accompanying notes are an integral part
                          of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
           For the Year and Period Since Inception Ended September 30,


                                                                                                         Period from
                                                                                                       October 20, 1997
                                                                                                     (Inception) through
                                                                          2001           2000        September 30, 2001
                                                                     -------------- --------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $       (5,741)$        (5,937)$             (22,640)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Stock issued for services                                                      0               0                    10
   Stock issued for services - related party                                      0               0                   200
Changes in operating assets and liabilities:
   (Increase) decrease accrued interest receivable - related party             (543)           (475)               (1,018)
   Increase (decrease) accrued expenses                                           0            (452)                    0
   Increase (decrease) accrued expenses - related party                       6,000               0                 6,500
                                                                     -------------- --------------- ---------------------

Net cash used by operating activities                                          (284)         (6,864)              (16,948)
                                                                     -------------- --------------- ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                       0          (6,000)               (6,000)
                                                                     -------------- --------------- ---------------------

Net cash (used) provided by investing activities                                  0          (6,000)               (6,000)
                                                                     -------------- --------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       0               0                23,000
                                                                     -------------- --------------- ---------------------

Net cash provided by financing activities                                         0               0                23,000
                                                                     -------------- --------------- ---------------------

Net increase (decrease) in cash                                                (284)        (12,864)                   52

CASH, beginning of period                                                       336          13,200                     0
                                                                     -------------- --------------- ---------------------

CASH, end of period                                                  $           52 $           336 $                  52
                                                                     ============== =============== =====================







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

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $1,018 was accrued at September 30, 2001.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at September 30, 2001. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $22,600, which expire $5,700, $6,000, $4,400 and $6,500 at September 30, 2021, 2020, 2019 and
     2018, respectively.

     The amount recorded as deferred tax assets as of September 30, 2001 is approximately $3,400, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

     As discussed in Note 2, the Company extended a loan to a company under common control.

     Related party balances and amounts for the period ended September 30 are as follows:

                                                                 2001             2000
                                                           ---------------- -----------------
Loan and accrued interest receivable - related party       $          7,018 $           6,475
                                                           ================ =================
Accrued expenses and accounts payable - related party      $          6,500 $             500
                                                           ================ =================
Interest earned - related party                            $            543 $             475
                                                           ================ =================

(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $22,600 for the period from October 20, 1997 (Inception) through September 30, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                      Age          Position(s) with Company
------------------        ----      ---------------------------------------
Mark A. Mintmire          31        President, Secretary, Chief Executive
                                    Officer & Director

Charles Adams             36        Consultant(1)(2)
-----------------------
(1) Except for Mr. Adams the Company's key consultant; who had no role in founding or organizing the Company, the above-named person may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.
(2) Mr. Adams acts as a Key consultant of the Company.

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

     From October 1997 until October 2000, Mr. Adams was employed by Carcorp, Inc. which is one of only two lenders who provide commercial paper for Bombardier, Inc., under operating leases for Lear jets and other major aviation equipment. Mr. Adams was the Director of Finance of Carcorp, Inc. and supervises a staff of eight (8). In this capacity, Mr. Adams arranges the operating leases for rolling stock, large commercial equipment, aviation and commercial marine end users. From 1995 through October 1997, Mr. Adams was independently engaged in commercial leasing of limousines and limousine fleets. From 1996 through October 1997, he also was employed by Ed Morse Cadillac as the Fleet Manager for its Jeep operations. From 1993 through 1995, Mr. Adams was employed by Palm Beach Lincoln Mercury in sales. Prior to relocating to Florida, from 1991 through 1993 Mr. Adams was employed by Alpha Zeta Trust in California, where he was responsible for the acquisition of commercial real estate, including negotiations of sale and arrangement of bridge financing. During Mr. Adams' employment, Alpha Zeta Trust acquired two large loan pools from Resolution Trust Corporation. The profitable part of these pools were sold at a substantial profit, while the non-performing loans were foreclosed. From 1988 through 1991, Mr. Adams independently engaged in the acquisition of real estate. During the same period, he was employed by Ogner Motors, a Porsche, Audi and Ferrari authorized dealer in Woodland Hills, California as a salesman. In this capacity, Mr. Adams was responsible for all aspects of automobile acquisition, including arranging the purchase financing. Mr. Adams attended Los Angeles Valley College for two (2) years and took marketing and sales extension courses at the University of California at Los Angeles.

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

Compliance  with  Section  16(a)  of the  Securities  Exchange  Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Mintmire comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended September 30, 2001.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of September 30, 2001, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                    Number
Name of Beneficial Owner:           of Shares(1)            Percent
-------------------------           ------------           --------

Mark A. Mintmire (2)                2,000,000               71.42%

All Directors, Officers and 5%
Shareholders as a Group             2,000,000               71.42%

All Beneficial Owners as a
Group                               2,800,000              100.0%
--------------------
(1)  Reflects total outstanding shares of 2,800,000 as of September 30, 2001.
(2)  Our sole executive and director.


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

Exhibit No.     Description
------------    -----------------------------------------
2.1             SB-1 Registration Statement(1)

3.(i).1         Articles of Incorporation of SD Products Corp. filed October 20, 1997(2)

3.(i).2         Articles of Amendment to the Articles of Incorporation of SD Products Corp. filed
                April 30, 1999(2)

3.(ii)          Bylaws of SD Products Corp.(2)

23.2     *      Independent Auditors Consent.
---------------------------------

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

     (b) No Reports on Form 8-K were filed during the fiscal year ended September 30, 2001, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SD PRODUCTS, CORP.
                                  (Registrant)


Date: December 28, 2001           By: /s/ Mark A.  Mintmire
                                  -----------------------------
                                  Mark A. Mintmire, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                   Signature                           Title
    ----                   ---------                           -----

December 28, 2001          By:  /s/ Mark A.  Mintmire
                           --------------------------        President, Director
                           Mark A. Mintmire              Secretary and Treasurer