Form 10QSB
period 2001-12-31
S D PRODUCTS INC
filed 2002-02-19
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2001

Commission file no.:    26021

                               S D Products Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                              65-0790763
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                               Identification No.)

1506 Briarhill Lane N.E.
Atlanta, GA                                                     30324
----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                         on which registered
         None                                                   None
----------------------------                           -------------------------

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

     As of December 31, 2001, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements







                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Changes in Stockholders' Equity................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                         December 31,       September 30,
                                                                             2001                2001
                                                                      ------------------- ------------------
                                                                          (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                               $                52 $               52
   Loan and accrued interest  receivable - related party                            7,154              7,018
                                                                      ------------------- ------------------

     Total current assets                                                           7,206              7,070
                                                                      ------------------- ------------------

Total Assets                                                          $             7,206 $            7,070
                                                                      =================== ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accrued expenses                                                   $             4,100 $                0
   Accrued expenses - related party                                                 6,500              6,500
                                                                      ------------------- ------------------

     Total current liabilities                                                     10,600              6,500
                                                                      ------------------- ------------------

Total Liabilities                                                                  10,600              6,500
                                                                      ------------------- ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
shares: none issued                                                                     0                  0
   Common stock, $0.0001 par value, authorized 50,000,000
shares: 2,800,000  issued and outstanding                                             280                280
   Additional paid-in capital                                                      22,930             22,930
   Deficit accumulated during the development stage                               (26,604)           (22,640)
                                                                      ------------------- ------------------

     Total Stockholders' Equity (Deficiency)                                       (3,394)               570
                                                                      ------------------- ------------------

Total Liabilities and Stockholders' Equity (Deficiency)               $             7,206 $            7,070
                                                                      =================== ==================














    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Three Months Ended December 31,
                                   (Unaudited)



                                                                                       Period from
                                                                                     October 20, 1997
                                                                                   (Inception) through
                                                   2001               2000          December 31, 2001
                                             ----------------- ------------------ ----------------------
Revenues                                     $               0 $                0 $                    0
                                             ----------------- ------------------ ----------------------

Expenses
  General and administrative expenses                        0                 45                  9,086
  Legal fees - related party                                 0                  0                    510
  Professional fees                                      4,100              4,000                 18,859
                                             ----------------- ------------------ ----------------------

    Total expenses                                       4,100              4,045                 28,455
                                             ----------------- ------------------ ----------------------

Loss from operations                                    (4,100)            (4,045)               (28,455)

Other income (expense)
    Interest income - related party                        136                135                  1,851
                                             ----------------- ------------------ ----------------------

Net loss                                     $          (3,964)$           (3,910)$              (26,604)
                                             ================= ================== ======================
Net loss per weighted average share, basic   $           (0.01)$            (0.01)
                                             ================= ==================
Weighted average number of shares                    2,800,000          2,800,000
                                             ================= ==================




















    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
           Statements of Changes in Stockholders' Equity (Deficiency)
       Period From October 20, 1997 (Inception) through December 31, 2001



                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the        Total
                                           Number of    Preferred      Common      Paid-in      Development    Stockholders'
                                             Shares       Stock        Stock       Capital         Stage         Equity
                                           ----------- ------------ ------------ ------------ --------------- --------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                         0 $          0 $          0 $          0 $             0 $            0

October 20, 1997 - services ($0.0001/sh)     2,100,000            0          210            0               0            210
April/June 1998                                700,000            0           70       22,930               0         23,000

Net loss                                             0            0            0            0          (6,543)        (6,543)
                                           ----------- ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1998                  2,800,000            0          280       22,930          (6,543)        16,667

Net loss                                             0            0            0            0          (4,419)        (4,419)
                                           ----------- ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1999                  2,800,000            0          280       22,930         (10,962)        12,248

Net loss                                             0            0            0            0          (5,937)        (5,937)
                                           ----------- ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 2000                  2,800,000            0          280       22,930         (16,899)         6,311

Net loss                                             0            0            0            0          (5,741)        (5,741)
                                           ----------- ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 2001                  2,800,000            0          280       22,930         (22,640)           570

Net loss                                             0            0            0            0          (3,964)        (3,964)
                                           ----------- ------------ ------------ ------------ --------------- --------------

ENDING BALANCE, December 31, 2001
(unaudited)                                  2,800,000 $          0 $        280 $     22,930 $       (26,604)$       (3,394)
                                           =========== ============ ============ ============ =============== ==============














    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended December 31,
                                   (Unaudited)


                                                                                                             Period from
                                                                                                           October 20, 1997
                                                                                                         (Inception) through
                                                                              2001           2000         December 31, 2000
                                                                         -------------- --------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $       (3,964)$        (3,910)$             (26,604)
Adjustments to reconcile net loss to net cash used for
operating activities:
       Stock issued for services                                                      0               0                    10
       Stock issued for services - related party                                      0               0                   200
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party             (136)           (135)               (1,154)
       Increase (decrease) accrued expenses                                       4,100               0                 4,100
       Increase (decrease) accrued expenses - related party                           0           4,000                 6,500
                                                                         -------------- --------------- ---------------------

Net cash used by operating activities                                                 0             (45)              (16,948)
                                                                         -------------- --------------- ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Advance to) repayment from related party                                           0               0                (6,000)
                                                                         -------------- --------------- ---------------------

Net cash (used) provided by investing activities                                      0               0                (6,000)
                                                                         -------------- --------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           0               0                23,000
                                                                         -------------- --------------- ---------------------

Net cash provided by financing activities                                             0               0                23,000
                                                                         -------------- --------------- ---------------------

Net increase (decrease) in cash                                                       0             (45)                   52

CASH, beginning of period                                                            52             336                     0
                                                                         -------------- --------------- ---------------------

CASH, end of period                                                      $           52 $           291 $                  52
                                                                         ============== =============== =====================











    The accompanying notes are an integral part of the financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the three months
                 ended December 31, 2001 and 2000 is unaudited)


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

     d) Interim financial information The financial statements for the three months ended December 31, 2001and 2000 and for the period since October 20, 1997, (Inception), through December 31, 2001, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $1,154 was accrued at December 31, 2001.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at December 31, 2001. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,500, expiring at September 30, 2018, $4,400 expiring at September 30, 2019, $6,000 expiring at September 30, 2020, $5,700 expiring at September 30, 2021 and $4,000 expiring at September 30, 2022.

     The amount recorded as deferred tax assets is approximately $4,000 and $3,100 as of December 31, 2001 and December 31, 2000, respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

     As discussed in Note 2, the Company extended a loan to a company under common control.

     Related party balances and amounts for the period since inception, (October 20, 1997), ended December 31, 2001 are as follows:

Loan and accrued interest receivable - related party     $7,154
                                                         =======
Accrued expenses and accounts payable - related party    $6,500
                                                         =======
Interest earned - related party                          $1,154
                                                         =======

(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $26,600 for the period from October 20, 1997 (Inception) through December 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 6. Plan of Operation.

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through December 31, 2001, the Company had only interest income of $1,851 from loans to related parties. Total Company operations and operating expenses as of December 31, 2001 were $28,455. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

For the Three Months ending December 31, 2001 and 2000

     At December 31, 2001, the Company had assets totaling $7,206 and liabilities of $10,600. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash paid as consideration for the issuance of shares of Common Stock. SDP's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

Net Operating Losses

     The Company has net operating loss carry-forwards of $26,600 which expire $4,000; $5,700; $6,000; $4,400 and $6,500 at September 30, 2022, 2021, 2020,
2019 and 2018, respectively. The company has a $4,000 and $3,100 deferred tax asset as of December 31, 2001 and December 31, 2000, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SD Products Corp.


                                    SD Products Corp.
                                    (Registrant)

Date: February 18, 2002             BY:/s/ Mark A. Mintmire
     ----------------------         -----------------------------------
                                       Mark A. Mintmire
                                       President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


     Date                     Signature                Title


February 18, 2002        BY: /s/ Mark A. Mintmire
                         ------------------------      President, Secretary,
                         Mark A. Mintmire              Treasurer, and Director