Form 10QSB
period 2002-03-31
S D PRODUCTS INC
filed 2002-05-15
CIK 1085720

U.S. Securities and Exchange CommissionWashington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

Commission file no.: 000-26021

                               S D Products Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                               65-0790763
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                               Identification No.)

1218 Cornerstone Court
Orlando, FL                                                     32835
------------------------------------------                ----------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (407) 492-6612

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

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

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

     As of March 31, 2002, there are 2,800,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Operations.....................................................F-3

Statements of Changes in Stockholders' Equity................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                             SD Products Corporation
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                                  March 31,        September 30,
                                                                                    2002                2001
                                                                             ------------------- ------------------
                                                                                 (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                      $                52 $               52
   Loan and accrued interest  receivable - related party                                   7,287              7,018
                                                                             ------------------- ------------------

     Total current assets                                                                  7,339              7,070
                                                                             ------------------- ------------------

Total Assets                                                                 $             7,339 $            7,070
                                                                             =================== ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accrued expenses                                                          $             4,600 $                0
   Accrued expenses - related party                                                        6,500              6,500
                                                                             ------------------- ------------------

     Total current liabilities                                                            11,100              6,500
                                                                             ------------------- ------------------

Total Liabilities                                                                         11,100              6,500
                                                                             ------------------- ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                              0                  0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      2,800,000  issued and outstanding                                                      280                280
   Additional paid-in capital                                                             22,930             22,930
   Deficit accumulated during the development stage                                      (26,971)           (22,640)
                                                                             ------------------- ------------------

     Total Stockholders' Equity (Deficiency)                                              (3,761)               570
                                                                             ------------------- ------------------

Total Liabilities and Stockholders' Equity (Deficiency)                      $             7,339 $            7,070
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

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                    Period from
                                               Three Months Ended         Six Months Ended        October 20, 1997
                                                    March 31,                 March 31,             (Inception)
                                            ------------------------- -------------------------       through
                                                2002         2001         2002         2001       March 31, 2002
                                            ------------ ------------ ------------ ------------ -------------------

Revenues                                    $          0 $          0 $          0 $          0 $                 0
                                            ------------ ------------ ------------ ------------ -------------------

Expenses
  General and administrative expenses                  0           48            0           93               9,086
  Legal fees - related party                           0            0            0            0                 510
  Professional fees                                  500          500        4,600        4,500              19,359
                                            ------------ ------------ ------------ ------------ -------------------

    Total expenses                                   500          548        4,600        4,593              28,955
                                            ------------ ------------ ------------ ------------ -------------------

Loss from operations                                (500)        (548)      (4,600)      (4,593)            (28,955)

Other income (expense)
    Interest income - related party                  133          137          269          272               1,984
                                            ------------ ------------ ------------ ------------ -------------------

Net loss                                    $       (367)$       (411)$     (4,331)$     (4,321)$           (26,971)
                                            ============ ============ ============ ============ ===================
Net loss per weighted average share, basic  $      (0.01)$      (0.01)$      (0.01)$     (0.002)
                                            ============ ============ ============ ============
Weighted average number of shares              2,800,000    2,800,000    2,800,000    2,800,000
                                            ============ ============ ============ ============















               The accompanying notes are an integral part of the
                             financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
           Statements of Changes in Stockholders' Equity (Deficiency)
         Period From October 20, 1997 (Inception) through March 31, 2002



                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the        Total
                                           Number of    Preferred      Common      Paid-in      Development    Stockholders'
                                             Shares       Stock        Stock       Capital         Stage          Equity
                                           ----------- ----------- ------------ ------------ --------------- --------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                         0 $         0 $          0 $          0 $             0 $            0

October 20, 1997 - services ($0.0001/sh)     2,100,000           0          210            0               0            210
April/June 1998                                700,000           0           70       22,930               0         23,000

Net loss                                             0           0            0            0          (6,543)        (6,543)
                                           ----------- ----------- ------------ ------------ --------------- --------------

BALANCE, September 30, 1998                  2,800,000           0          280       22,930          (6,543)        16,667

Net loss                                             0           0            0            0          (4,419)        (4,419)
                                           ----------- ----------- ------------ ------------ --------------- --------------

BALANCE, September 30, 1999                  2,800,000           0          280       22,930         (10,962)        12,248

Net loss                                             0           0            0            0          (5,937)        (5,937)
                                           ----------- ----------- ------------ ------------ --------------- --------------

BALANCE, September 30, 2000                  2,800,000           0          280       22,930         (16,899)         6,311

Net loss                                             0           0            0            0          (5,741)        (5,741)
                                           ----------- ----------- ------------ ------------ --------------- --------------

BALANCE, September 30, 2001                  2,800,000           0          280       22,930         (22,640)           570

Net loss                                             0           0            0            0          (4,331)        (4,331)
                                           ----------- ----------- ------------ ------------ --------------- --------------

ENDING BALANCE, March 31, 2002
(unaudited)                                  2,800,000 $         0 $280         $22,930      $       (26,971)$       (3,761)
                                           =========== =========== ============ ============ =============== ==============
















               The accompanying notes are an integral part of the
                             financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                    Period from
                                                                       Six Months Ended           October 20, 1997
                                                                          March 31,                 (Inception)
                                                               --------------------------------       through
                                                                     2002            2001         March 31, 2002
                                                               ---------------- --------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $         (4,331)$         (4,321)$           (26,971)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Stock issued for services                                                  0               0                  10
   Stock issued for services - related party                                  0               0                 200
Changes in operating assets and liabilities:
   (Increase) decrease accrued interest receivable - related party         (269)           (272)             (1,287)
   Increase (decrease) accrued expenses                                   4,600           4,500               4,600
   Increase (decrease) accrued expenses - related party                       0               0               6,500
                                                               ---------------- --------------- -------------------

Net cash used by operating activities                                         0             (93)            (16,948)
                                                               ---------------- --------------- -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   (Advance to) repayment from related party                                  0               0              (6,000)
                                                               ---------------- --------------- -------------------

Net cash (used) provided by investing activities                              0               0              (6,000)
                                                               ---------------- --------------- -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     0               0              23,000
                                                               ---------------- --------------- -------------------

Net cash provided by financing activities                                     0               0              23,000
                                                               ---------------- --------------- -------------------

Net increase (decrease) in cash                                               0             (93)                 52

CASH, beginning of period                                                    52             336                   0
                                                               ---------------- --------------- -------------------

CASH, end of period                                            $             52 $           243 $                52
                                                               ================ =============== ===================













               The accompanying notes are an integral part of the
                             financial statements.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with respect to the six months
                  ended March 31, 2002 and 2001 is unaudited)


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

     d) Interim financial information The financial statements for the six months ended March 31, 2002 and 2001 and for the period since October 20, 1997, (Inception), through March 31, 2002, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $1,287 was accrued at March 31, 2002.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at March 31, 2002. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

                             SD Products Corporation
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,500, expiring at September 30, 2018, $4,400 expiring at September 30, 2019, $6,000 expiring at September 30, 2020, $5,700 expiring at September 30, 2021 and $4,300 expiring at September 30, 2022.

     The amount recorded as deferred tax assets is approximately $4,000 and $3,100 as of March 31, 2002 and 2001, respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) Related parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

     As discussed in Note 2, the Company extended a loan to a company under common control.

     Related party balances and amounts for the period since inception, (October 20, 1997), ended March 31, 2002 are as follows:


Loan and accrued interest receivable - related party     $     7,287
                                                         ===========
Accrued expenses and accounts payable - related party    $     6,500
                                                         ===========
Interest earned - related party                          $     1,287
                                                         ===========

(6) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $27,000 for the period from October 20, 1997 (Inception) through March 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its key executive, Mr. Mintmire, until his graduation in August 1998, has been enrolled as a full-time college student in the Masters of Business Administration program at Georgia State University, in Atlanta, Georgia. As a result, from inception (October 20, 1997) through March 31, 2002, the Company had only interest income of $7,287 from loans to related parties. Total Company operating expenses for the three months ended March 31, 2002 were $500. The Company proposes to engage in the business of automobile lease financing/funding.

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

Financial Condition, Capital Resources and Liquidity

For the Six Months ending March 31, 2002

     At March 31, 2002, the Company had assets totaling $7,339 and liabilities of $11,100. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $23,000 in cash contributed as consideration for the issuance of shares of common stock. It's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

Net Operating Losses

     The Company has net operating loss carry-forwards of $4,300 expiring at September 30, 2022, $5,700 expiring at September 30, 2021, $6,000 expiring at September 30, 2020, $4,400 expiring at September 30, 2019 and $6,500 expiring at September 30, 2018. The Company has a $4,000 deferred tax asset as of March 31, 2002, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Forward-Looking Statements

     Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                SD Products Corp.
                                  (Registrant)



Date: May 15, 2002           BY:    /s/ Mark A. Mintmire
      ----------------              -----------------------------------
                                    Mark A. Mintmire
                                    President