Form 10QSB
period 2002-06-30
S D PRODUCTS INC
filed 2002-08-13
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002

Commission file no.: 000-26021

                      INNOVATIVE FINANCIAL RESOURCES, INC.
                     ---------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                            65-0790763
------------------------------------              ------------------------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                             Identification No.)

101 S. 5th Street, Suite 2400
Louisville, KY                                                40202
------------------------------------------        ------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (502) 589-1001

Securities registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                        on which registered
         None                                                  None
------------------------------                     -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                 -----------------------------------------------
                                (Title of class)

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

     As of June 30, 2002, there were 2,800,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements








                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Changes in Stockholders' Equity...............................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                                             June 30,         September 30,
                                                                               2002                2001
                                                                        ------------------- ------------------
                                                                            (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                 $                52 $               52
   Loan and accrued interest  receivable - related party                              7,422              7,018
                                                                        ------------------- ------------------

     Total current assets                                                             7,474              7,070
                                                                        ------------------- ------------------

Total Assets                                                            $             7,474 $            7,070
                                                                        =================== ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                     $               600 $                0
   Short-term loan and accrued interest - related party                               5,019                  0
   Accrued expenses - related party                                                   6,500              6,500
                                                                        ------------------- ------------------

     Total current liabilities                                                       12,119              6,500
                                                                        ------------------- ------------------

Total Liabilities                                                                    12,119              6,500
                                                                        ------------------- ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                         0                  0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      2,800,000  issued and outstanding                                                 280                280
   Additional paid-in capital                                                        22,930             22,930
   Deficit accumulated during the development stage                                 (27,855)           (22,640)
                                                                        ------------------- ------------------

     Total Stockholders' Equity (Deficiency)                                         (4,645)               570
                                                                        ------------------- ------------------

Total Liabilities and Stockholders' Equity (Deficiency)                 $             7,474 $            7,070
                                                                        =================== ==================





    The accompanying notes are an integral part of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                    Period from
                                               Three Months Ended         Nine Months Ended       October 20, 1997
                                                    June 30,                  June 30,              (Inception)
                                           -------------------------- -------------------------       through
                                               2002          2001         2002         2001        June 30, 2002
                                           ------------- ------------ ------------ ------------ -------------------
Revenues                                   $           0 $          0 $          0 $          0 $                 0
                                           ------------- ------------ ------------ ------------ -------------------

Expenses
  General and administrative expenses                  0           48            0          141               9,086
  Legal fees - related party                           0            0            0            0                 510
  Professional fees                                1,000          500        5,600        5,000              20,359
                                           ------------- ------------ ------------ ------------ -------------------

          Total expenses                           1,000          548        5,600        5,141              29,955
                                           ------------- ------------ ------------ ------------ -------------------

Loss from operations                              (1,000)        (548)      (5,600)      (5,141)            (29,955)

Other income (expense)
   Interest income - related party                   135          135          404          407               2,119
   Interest expense - related party                  (19)           0          (19)           0                 (19)
                                           ------------- ------------ ------------ ------------ -------------------

          Total other income (expense                116          135          385          407               2,100

Net loss                                   $        (884)$       (413)$     (5,215)$     (4,734)$           (27,855)
                                           ============= ============ ============ ============ ===================
Net loss per weighted average share, basic $       (0.01)$      (0.01)$      (0.01)$      (0.01)
                                           ============= ============ ============ ============
Weighted average number of shares              2,800,000    2,800,000    2,800,000    2,800,000
                                           ============= ============ ============ ============















    The accompanying notes are an integral part of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                        (A Development Stage Enterprise)
           Statements of Changes in Stockholders' Equity (Deficiency)
         Period From October 20, 1997 (Inception) through June 30, 2002



                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the        Total
                                           Number of    Preferred      Common      Paid-in      Development    Stockholders'
                                             Shares       Stock        Stock       Capital         Stage          Equity
                                          ------------ ------------ ------------ ------------ --------------- --------------
BEGINNING BALANCE,
October 20, 1997 (Inception)                         0 $          0 $          0 $          0 $             0 $            0

October 20, 1997 - services ($0.0001/sh)     2,100,000            0          210            0               0            210
April/June 1998                                700,000            0           70       22,930               0         23,000

Net loss                                             0            0            0            0          (6,543)        (6,543)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1998                  2,800,000            0          280       22,930          (6,543)        16,667

Net loss                                             0            0            0            0          (4,419)        (4,419)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 1999                  2,800,000            0          280       22,930         (10,962)        12,248

Net loss                                             0            0            0            0          (5,937)        (5,937)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 2000                  2,800,000            0          280       22,930         (16,899)         6,311

Net loss                                             0            0            0            0          (5,741)        (5,741)
                                          ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 2001                  2,800,000            0          280       22,930         (22,640)           570

Net loss                                             0            0            0            0          (5,215)        (5,215)
                                          ------------ ------------ ------------ ------------ --------------- --------------

ENDING BALANCE, June 30, 2002
(unaudited)                                  2,800,000 $          0 $        280 $     22,930 $       (27,855)$       (4,645)
                                          ============ ============ ============ ============ =============== ==============










    The accompanying notes are an integral part of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                    Period from
                                                                      Nine Months Ended         October 20, 1997
                                                                           June 30,               (Inception)
                                                               --------------------------------     through
                                                                     2002            2001        June 30, 2002
                                                               ---------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $         (5,215)$         (4,734)$       (27,855)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Stock issued for services                                                  0               0               10
   Stock issued for services - related party                                  0               0              200
Changes in operating assets and liabilities:
   (Increase) decrease accrued interest receivable
        - related party                                                    (404)           (407)          (1,422)
   Increase (decrease) accounts payable                                     600           5,000              600
   Increase (decrease) accrued interest payable                              19               0               19
   Increase (decrease) accrued expenses - related party                       0               0            6,500
                                                               ---------------- --------------- ----------------

Net cash used by operating activities                                    (5,000)           (141)         (21,948)
                                                               ---------------- --------------- ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   (Advance to) repayment from related party                                  0               0           (6,000)
                                                               ---------------- --------------- ----------------

Net cash (used) provided by investing activities                              0               0           (6,000)
                                                               ---------------- --------------- ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     0               0           23,000
   Loan from related party                                                5,000               0            5,000
                                                               ---------------- --------------- ----------------

Net cash provided by financing activities                                 5,000               0           28,000
                                                               ---------------- --------------- ----------------

Net increase (decrease) in cash                                               0            (141)              52

CASH, beginning of period                                                    52             336                0
                                                               ---------------- --------------- ----------------

CASH, end of period                                            $             52 $           195 $             52
                                                               ================ =============== ================









    The accompanying notes are an integral part of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                   ended June 30, 2002 and 2001 is unaudited)


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

     c) Use of estimates The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

     d) Interim financial information The financial statements for the nine months ended June 30, 2002 and 2001 and for the period since October 20, 1997, (Inception), through June 30, 2002, include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loan Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $1,474 was accrued at June 30, 2002.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at June 30, 2002. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,500, expiring at September 30, 2018, $4,400 expiring at September 30, 2019, $6,000 expiring at September 30, 2020, $5,700 expiring at September 30, 2021 and $5,200 expiring at September 30, 2022.

     The amount recorded as deferred tax assets is approximately $4,200 and $3,100 as of June 30, 2002 and 2001, respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) Related Parties Counsel to the Company directly owns 100,000 shares of the Company, and indirectly owns 100,000 shares in the Company through the 100% sole ownership of the common stock of another company that has invested in the Company. Also, counsel's adult son, sole Officer and Director of the Company, directly owns 2,020,000 shares in the Company.

     As discussed in Note 2, the Company extended a loan to a company under common control.

     Related party balances and amounts for the period since inception, (October 20, 1997), ended June 30, 2002 are as follows:


Loan and accrued interest receivable - related party     $        7,287
                                                         ==============
Loan and accrued interest payable - related party        $        5,019
                                                         ==============
Accrued expenses and accounts payable - related party    $        6,500
                                                         ==============
Interest earned - related party                          $        1,287
                                                         ==============
Interest expense - related party                         $           19
                                                         ==============

(6) Short-Term Loan Payable In June 2002, the Company borrowed $5,000 from a related party to pay down its accounts payable. This demand loan accrues interest at 8% per annum.

(7) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $27,000 for the period from October 20, 1997 (Inception) through June 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(8) Subsequent Events On July 29, 2002, the Company sold 105,000 shares under its SB-1 offering and subsequently closed the offering. At that time, the sole officer and director sold 1,750,000 of his shares in a private transaction to the purchaser of the SB-1 shares and resigned, after appointing the purchaser as the sole replacement director and officer of the Company. The Company also changed its name at the same time.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception. Total Company operating expenses for the three months ended June 30, 2002 were $1,000. The Company proposes to engage in the business of automobile lease financing/funding.

     In July 2002, the Company sold 105,000 shares of its common stock to Brad Curtsinger for $105,000 pursuant to its Registration Statement effective November 13, 2001. Mr. Curtsinger was appointed to fill a vacancy in the Board of Directors, elected Chairman, President and Secretary and the Company's former sole officer and director resigned. Additionally, the Company's former sole officer and director sold 1,750,000 of his 2,000,000 shares to Mr. Curtsinger for $200. These actions caused a change of control of the Registrant for which a Current Report has previously been filed.


Financial Condition, Capital Resources and Liquidity

For the Three and Nine Months ending June 30, 2002

     At June 30, 2002, the Company had assets totaling $7,474 and liabilities of $12,119. The Company's total assets are primarily attributable to interest income from a loan to a related party. The Company's total liabilities are attributable primarily to accrued legal expenses, organization expenses and professional fees.

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

     In July 2002, the Company sold 105,000 shares of its common stock to Brad Curtsinger for $105,000 pursuant to its Registration Statement effective November 13, 2001. Mr. Curtsinger was appointed to fill a vacancy in the Board of Directors, elected Chairman, President and Secretary and the Company's former sole officer and director resigned. Additionally, the Company's former sole officer and director sold 1,750,000 of his 2,000,000 shares to Mr. Curtsinger for $200. These actions caused a change of control of the Registrant for which a Current Report has previously been filed.

Net Operating Losses

     The Company has net operating loss carry-forwards of $5,200 expiring at September 30, 2022, $5,700 expiring at September 30, 2021, $6,000 expiring at September 30, 2020, $4,400 expiring at September 30, 2019 and $6,500 expiring at September 30, 2018. The Company has a $4,200 and $3,100 deferred tax asset as of June 30, 2002 and 2001, resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Innovative Financial Resources, Inc.
                             ---------------------
                                  (Registrant)





Date: August 13, 2002                By: /s/ Brad Curtsinger
      ----------------                -------------------------------
                                      Brad Curtsinger
                                      sole Officer and Director