Form 10KSB
period 2002-09-30
INNOVATIVE  FINANCIAL  RESOURCES INC
filed 2002-12-30
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________


Commission file no.: 0-26021

                      Innovative Financial Resources, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      FLORIDA                                              65-0790763
------------------------------------                ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                             Identification No.)


101 S. 5th Street, Suite 2400                               40202
Louisville, Kentucky
----------------------------------------            ----------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (502) 589-1001

         Securities registered under Section 12(b) of the Exchange Act:


     Title of each class                               Name of each exchange
                                                       on  which registered
          None
----------------------------                        ----------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                   -------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                    Fernandez Friedman Grossman & Kohn PLLC
                                    2400 National City Tower
                                    101 South Fifth Street
                                    Louisville, KY 40202
                                    Tel: (877) 299-1001   Fax: (502) 589-7333

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]       No      [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $36,718.

Of the 2,905,000 shares of voting stock of the registrant issued and outstanding as of December 11, 2002, 1,055,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     Part I

Item 1. Description of Business.

(a) Business Development.

     Innovative Financial Resources, Inc. (the "Company" or the "Registrant") was organized under the laws of Florida on October 20, 1997 by our former executive officer and director. The purpose of the business is to provide a lending source for the purchase of leased automobiles, including limousines. Currently a developmental stage company, we plan to conduct business initially in Florida and Kentucky later opening up to selected areas nationwide. Eventually we intend to be able to provide a full spectrum of lease financing services such as direct leasing, providing insurance and maintenance and repair work for our clients.

     The Company undertook its first public offering of a minimum of 100,000 to a maximum of 1,000,000 shares of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on October 6, 2000. An SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act which became effective on October 13, 2000. A Post-Effective Amendment No.2 to the Form SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act on October 5, 2001. In July 2002, the Company sold 105,000 shares of its common stock to Brad Curtsinger and others for $105,000 pursuant to its Registration Statement effective November 13, 2001. Mr. Curtsinger was appointed to fill a vacancy in the Board of Directors, elected Chairman, President and Secretary and the Company's former sole officer and director resigned. Additionally, the Company's former sole officer and director sold 1,750,000 of his 2,000,000 shares to Mr. Curtsinger for $200. These actions caused a change of control of the Registrant for which a Current Report has previously been filed.

Business Objective

     Our objective is to become a significant provider of automobile lease financing for the sub-prime and credit-impaired car buyer. This market is comprised of those car buyers with credit risks that would not be acceptable to major lenders such as General Motors Credit Corporation or Ford Motor Credit Corporation.

     Our services will be initially be offered in Palm Beach and Broward Counties, Florida; expanding to Louisville, Kentucky; then to adjacent counties respectively in south Florida and Louisville, Kentucky; and eventually throughout Florida, Kentucky and selected areas nationwide. To achieve this objective, we intend to provide a comprehensive package of automobile lease financing programs to both dealerships and individuals, focusing on Palm Beach and Broward Counties which have high growth opportunities. The Company's executive offices are presently located at 101 S. 5th Street, Suite 2400, Louisville, Kentucky 40202 and its telephone number is (502) 589-1001.

(b) Business of Issuer.

General

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

Business Objective

     Our objective is to become a significant provider of automobile lease financing for the sub-prime and credit-impaired car buyer. This market is comprised of those car buyers with credit risks that would not be acceptable to major lenders such as General Motors Credit Corporation or Ford Motor Credit Corporation.

     Our services will be initially be offered in Palm Beach and Broward Counties, Florida; expanding to Louisville, Kentucky; then to adjacent counties respectively in south Florida and Louisville, Kentucky; and eventually throughout Florida, Kentucky and selected areas nationwide. To achieve this objective, we intend to provide a comprehensive package of automobile lease financing programs to both dealerships and individuals, focusing on Palm Beach and Broward Counties which have high growth opportunities.

The Initial Phase of Operations

     This phase will consist of development of clientele for the purchase of leased automobile and limousines in Palm Beach and Broward Counties, Florida. Once funded, this phase is expected to take about six months. We believe the offering will include enough funding to generate cash flow to fund those operations.

     If we are able to generate enough proceeds during the Company's offering of its securities, we plan to open one additional office in Florida each quarter until we have four operating offices. The third office will be located in Martin County since that is immediately adjacent to Palm Beach and Broward County. We will open the fourth office in Dade County. Mr. Adams will manage these operations. Management plans to closely monitor company operations for approximately one year. If each of the operations is capable of sustaining itself, we intend to seek additional financing through the offering of additional equity securities, conventional bank financing, small business administration financing, venture capital and/or the private placement of corporate debt.

Intermediary Stage of  Operations

     The intermediary stage of operations will require additional funding to open new locations. We will finance this phase from funds raised in excess of the minimum in this offering and any income from operations. This phase is expected to begin immediately after the initial phase.

     We intend to open the first office outside of Florida in Louisville, Kentucky. Mr. Curtsinger already has business activities in that area and is familiar with the business environment there. Mr. Curtsinger will supervise the Kentucky operation and generally oversee the Florida and, in due course Kentucky operation.

     We believe that the additional funding from this offering should be sufficient to cover these increased costs for up to nine months. These funds will be used to open a third and fourth Louisville office during the next two quarters, then expand into Martin County and Indian River County in Florida. It is also our intention to increase advertising and promotional costs and add a regional manager to oversee these additional operations. In addition, to be competitive with other automobile lease finance companies, we believe we must implement an employee benefit program. We believe that this expansion could achieve similar economies on the same scale as those anticipated by the Palm Beach, Broward and Dade Counties expansion.

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

**   Acquisitions

     We expect to increase market penetration through internal expansion and thereafter through selected acquisitions. These acquisitions could include both new and used car dealerships as well as finance companies. We believe that, in the current market, expansion into markets beyond the state of Florida and, in due course, Kentucky could be especially attractive if the internal structuring of a successful operation in Florida can be replicated in other selected geographic areas with high growth opportunities. However, such expansion presents certain challenges and risks. There is no assurance that, even if we are successful in establishing a presence in our targeted markets, we will be able to profitably penetrate these markets.

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

**   Reverse Merger as a Means of Expansion

     In order to aid our ability to expand, we may seek a reverse merger with a larger, public company. While we have no present intention to seek such a merger, if an appropriate vehicle were to become known, we would consider such a merger.

**   Franchises

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

Risks Associated with Expansion

     The potential investor should be aware that we may incur large liabilities which would increase as our geographic coverage expands. Further, we believe this expansion would, in due course, place us in a position to be a major force in Florida and Kentucky in funding higher risk automobile and limousine leases. If this expansion is implemented, Messrs. Adams and Curtsinger believe they will be able to oversee the operation with the addition of the contemplated regional manager.

Marketing Plans

     We intend to employ a multi-pronged marketing approach. This approach consists of direct sales and forging strategic alliances. This dual-channeled approach should allow us to quickly access large pools of automobile lease finance receivables, develop regional awareness and ultimately become a market leader.

**   Direct Sales

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

     We will attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry. As part of this client selection strategy, we will offer services to clients which have a reputation for reputable dealings and a reliable and broad inventory base. We will eliminate clients that we believe present a higher risk of product mechanical failure and very poor sub-prime and impaired credit purchaser profiles. Where feasible, we will evaluate each client's portfolio of automobile lease finance receivables for creditworthiness, product grade and loan failure history.

**   Strategic Alliances

     We intend to form strategic alliances with automobile and limousine sales companies, to provide us with an easy, cost-effective, in-house alternative to seeking buyers directly. In this system of marketing, we would make our programs available to selected automobile and limousine dealerships. The dealership then behaves much like a franchise in that, for little cost, the dealer's agents sell our programs for us in order to provide financing for their sub-prime credit automobile purchasers.

Expenditures

     Our primary direct costs will be as follows:

     * Salaries to Mr. Adams and Mr. Curtsinger (payroll cost, actual or deferred)
     *    Marketing and sales related costs
     *    Employment related taxes
     *    Health benefits.

Facilities

     We currently own no property. We maintain our present office, rent free, at offices provided by Mr. Curtsinger, our sole principal. We anticipate continued use of this office on a rent-free basis for the foreseeable future. This arrangement will meet our needs while we are in the development stage. Assuming we obtain the necessary additional financing, we believe we would be able to locate adequate commercial facilities at reasonable rental rates in Louisville, Kentucky suitable for our future needs.

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

Item 2. Description of Property.

     The Company's executive offices are located at 101 S. 5th Street, Suite 2400, Louisville, Kentucky 40202. Its telephone number is (502) 589-1001. The Company pays no rent for this space. The Company owns no real or personal property.

Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended September 30, 2002, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on October 20,1997.

(b) Holders.

     As of December 11, 2002, the Company had 41 shareholders of record of its 2,905,000 outstanding shares of Common Stock.

(c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted business operations including organizational and capital raising activities. For the quarter and year ended September 30, 2002, the Company had fee and interest income of $36,700, 100% of which was in the quarter ended September 30, 2002. Total Company operations and operating expenses as of September 30, 2002 were $11,891. The Company proposes to expand the business of automobile lease financing/funding.

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

     It is not anticipated that the Company will lease or purchase office space or computer equipment in the foreseeable future. The Registrant may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Financial Condition, Capital Resources and Liquidity

For the Fiscal Years ending September 30, 2002 and September 30, 2001

     At September 30, 2002 and September 30, 2001, the Company had assets totaling $144,038 and $7,070 respectively, and liabilities of $13,219 and $6,500 respectively. The Company's total assets are primarily loans receivable. The Company's total liabilities are attributable primarily to accrued professional fees. Since the Company's inception, it has received $128,000 in cash contributed as consideration for the issuance of shares of Common Stock. The Company's working capital is $131,000 and there can be no assurance that the Company's financial condition will improve. Even though the Company has obtained sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an additional infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues.

     The Company has no potential capital resources from any outside sources at the current time. Mr. Adams will begin by finding clients for the Company and instructing Mr. Curtsinger in the operation of an automobile lease financing/funding business. To attract clients, Mr. Adams and Mr. Curtsinger will visit potential clients in order to determine their lease financing needs. The Company will place advertising in local area newspapers in Palm Beach County to directly solicit prospective sub-prime and/or credit impaired auto buyers. In the event the Company requires additional capital during this phase, Mr. Curtsinger has committed to fund the operation until such time as additional capital is available. The Company believes that it will require six (6) to nine
(9) months in order to determine the market demand potential.

     The ability of the Company to continue to expand is dependent upon its ability to obtain clients who will utilize the Company's automobile lease financing/funding programs and whether the Company can attract an adequate number of direct clients who will qualify for a lease financing program as well as to secure sufficient funding from outside sources to fund the operations. The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

     To implement such plan the Company has initiated a Form SB-1 public offering pursuant to Rule 415 under the Securities Act of 1933. A Post-Effective Amendment No.2 to the Form SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act on October 5, 2001. It intends to extend its self-underwritten sale at an offering price of $1.00 with a maximum sale of 1,000,000 shares at an offering price of $1.00. The total of $105,000 has been raised to date. The offering is being made on a self-underwritten basis by us through our only principal, Mr. Curtsinger, without the use of securities brokers. Now that the minimum offering has been met, no escrow is necessary.

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

Item 7. Financial Statements

     The Financial Statements of Innovative Financial Resources, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 13 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-KSB are listed in the Index to Financial Statements below:

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.






                [Balance of this page intentionally left blank]

                      INNOVATIVE FINANCIAL RESOURCES, INC.
                         (f/k/a SD Products Corporation)



                          Audited Financial Statements

                 For the Years Ended September 30, 2002 and 2001

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Balance Sheets..............................................................F-3

Statements of Operations....................................................F-4

Statements of Changes in Stockholders' Equity...............................F-5

Statements of Cash Flows....................................................F-6

Notes to Financial Statements...............................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Innovative Financial Resources, Inc.
(f/k/a SD Products Corporation)
Louisville, Kentucky

We have audited the accompanying balance sheet of Innovative Financial Resources, Inc., (f/k/a SD Products Corporation), as of September 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Financial Resources, Inc., (f/k/a SD Products Corporation), as of September 30, 2002 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.





/s/ Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 19, 2002

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                                 Balance Sheets
                                  September 30,




                                                                             2002               2001
                                                                     -------------------- ----------------
                               ASSETS
CURRENT ASSETS
   Cash                                                              $             36,480 $             52
   Loans and accrued interest receivable - third parties                          100,000                0
   Loan and accrued interest  receivable - related party                            7,558            7,018
                                                                     -------------------- ----------------

     Total current assets                                                         144,038            7,070
                                                                     -------------------- ----------------

Total Assets                                                         $            144,038 $          7,070
                                                                     ==================== ================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $              1,100 $              0
   Accrued expenses - related party                                                 7,000            6,500
   Short-term loan and accrued interest                                             5,119                0
                                                                     -------------------- ----------------

     Total current liabilities                                                     13,219            6,500
                                                                     -------------------- ----------------

Total Liabilities                                                                  13,219            6,500
                                                                     -------------------- ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                 0                0
   Common stock, $0.0001 par value, authorized 50,000,000
    shares; 2,905,000 and 2,800,000 issued and outstanding                            291              280
   Additional paid-in capital                                                     127,920           22,930
   Retained earnings (deficit)                                                      2,608          (22,640)
                                                                     -------------------- ----------------

     Total Stockholders' Equity                                                   130,819              570
                                                                     -------------------- ----------------

Total Liabilities and Stockholders' Equity                           $            144,038 $          7,070
                                                                     ==================== ================





                   The accompanying notes are an integral part
                          of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                            Statements of Operations
                        For the Years Ended September 30,



                                                                             2002               2001
                                                                      ------------------ ------------------

Revenues                                                              $           36,718 $                0
                                                                      ------------------ ------------------

Expenses
  General and administrative expenses                                                791                284
  Legal fees - related party                                                           0                  0
  Professional fees                                                               11,100              6,000
                                                                      ------------------ ------------------

          Total expenses                                                          11,891              6,284
                                                                      ------------------ ------------------

Income (loss) from operations                                                     24,827             (6,284)

Other income (expense)
    Interest income - related party                                                  540                543
    Interest expense - related party                                                (119)                 0
                                                                      ------------------ ------------------

          Total other income (expense                                                421                543
                                                                      ------------------ ------------------

Net income (loss)                                                     $           25,248 $           (5,741)
                                                                      ================== ==================
Net income (loss) per weighted average share, basic                   $             0.01 $            (0.01)
                                                                      ================== ==================
Weighted average number of shares                                              2,823,589          2,800,000
                                                                      ================== ==================









                   The accompanying notes are an integral part
                          of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                  Statement of Changes in Stockholders' Equity
                     For the Years Ended September 30, 2002





                                                                              Additional     Retained         Total
                                       Number of    Preferred      Common      Paid-in       Earnings     Stockholders'
                                         Shares       Stock        Stock       Capital       (Deficit)        Equity
                                      ------------ ------------ ------------ ------------ --------------- --------------
BEGINNING BALANCE,
September 30, 2000                       2,800,000            0          280       22,930         (16,899)         6,311

Net loss                                         0            0            0            0          (5,741)        (5,741)
                                      ------------ ------------ ------------ ------------ --------------- --------------

BALANCE, September 30, 2001              2,800,000            0          280       22,930         (22,640)           570

Shares issued for cash                     105,000            0           11      104,989               0        105,000
Net income                                       0            0            0            0          25,248         25,248
                                      ------------ ------------ ------------ ------------ --------------- --------------

ENDING BALANCE, September 30, 2002       2,905,000 $          0 $        291 $    127,919 $         2,608 $      130,818
                                      ============ ============ ============ ============ =============== ==============


















                   The accompanying notes are an integral part
                          of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                             Statement of Cash Flows
                        For the Years Ended September 30,





                                                                                       2002             2001
                                                                                 ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $         25,248 $          (5,741)
Adjustments to reconcile net loss to net cash used for operating activities:
       Stock issued for services                                                                0                 0
       Stock issued for services - related party                                                0                 0
Changes in operating assets and liabilities:
       (Increase) decrease accrued interest receivable - related party                       (540)             (543)
       Increase (decrease) accounts payable                                                 1,100                 0
       Increase (decrease) in accrued interest payable                                        119                 0
       Increase (decrease) accrued expenses - related party                                   500             6,000
                                                                                 ---------------- -----------------

Net cash used by operating activities                                                      26,427              (284)
                                                                                 ---------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Loans to third parties                                                            (206,162)                0
       Loan repayments by third parties                                                   106,162                 0
       (Advance to) repayment from related party                                                0                 0
                                                                                 ---------------- -----------------

Net cash (used) provided by investing activities                                         (100,000)                0
                                                                                 ---------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from short-term note                                                        5,000                 0
       Proceeds from issuance of common stock                                             105,000                 0
                                                                                 ---------------- -----------------

Net cash provided by financing activities                                                 110,000                 0
                                                                                 ---------------- -----------------

Net increase (decrease) in cash                                                            36,427              (284)

CASH, beginning of period                                                                      53               336
                                                                                 ---------------- -----------------

CASH, end of period                                                              $         36,480 $              52
                                                                                 ================ =================

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                                            $              0 $               0
                                                                                 ================ =================











                   The accompanying notes are an integral part
                          of the financial statements.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                          Notes to Financial Statements


(1)  Summary of Significant Accounting Principles
     The  Company SD Products  Corporation  is a Florida  chartered  development
     stage   corporation  which  conducts  business  from  its  headquarters  in
     Louisville, Kentucky. The Company was incorporated on October 20, 1997.

     The Company's operations are to provide automobile leasing for various consumer groups and to make short- term loans to companies and individuals. Current activities include raising additional equity and negotiating with potential key personnel and facilities.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position
     (SOP) 98-5.

     b) Net income (loss) per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

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

(2) Loans Receivable The Company authorized a loan in the amount of $6,000 to a related party at the rate of 9% per year, payable on demand. Interest of $1,558 was accrued at September 30, 2002.

     In the fourth quarter, the Company made two short-term loans, which have been repaid, earning the Company $36,700 in revenue. The Company placed a third loan in the amount of $100,000 at the end of the fiscal year, due in December, which is expected to earn the Company $10,000 in fee income.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,800,000 shares of common stock and 0 shares of preferred stock issued and outstanding at September 30, 2002. The Company, on October 20, 1997, issued 2,000,000 shares to its sole Officer and Director for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 100,000 shares for the value of consulting services rendered in connection with the organization of the Company. In April 1998, the Company issued 300,000 shares of common stock at $0.01 per share for $3,000 in cash. In June 1998, the Company issued 400,000 shares of common stock at $0.05 per share for $20,000 in cash.

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

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company now has net operating income. This is the first year that the Company may owe tax. If so, it is expected to be no more than $400.

                      Innovative Financial Resources, Inc.
                         (f/k/a SD Products Corporation)
                          Notes to Financial Statements



(5) The former sole Officer and Director of the Company, directly owns 250,000 shares in the Company.

     As discussed in Note 2, the Company extended a loan to a company formerly under common control.

     Related party balances and amounts at September 30, 2002 are as follows:


Loan and accrued interest receivable - related party     $      7,558
                                                         ============
Accrued expenses and accounts payable - related party    $      7,000
                                                         ============
Interest earned - related party                          $      1,558
                                                         ============

(6) Short-Term Loan Payable In June 2002, the Company borrowed $5,000 from a related party to pay down its accounts payable. This demand loan accrues interest at 8% per annum. Interest of $119 was accrued at September 30, 2002.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.


Name                      Age       Position(s) with Company
------------------        ----      ---------------------------------------
Brad L. Curtsinger        33        President, Secretary, Chief Executive
                                    Officer & Director
------------------
(1) Except for Mr. Adams, the Company's key consultant; who had no role in founding or organizing the Company, the above-named person may be deemed to be a "promoter" and/or "parent" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Curtsinger and Mr. Adams will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

     Aside from the above officer and director, there are no other persons whose activities will be material to the operations of the Company at this time.

Family Relationships

     There are no family relationships between or among the executive officers and director of the Company.

Business Experience

Sole Officer and Director

     Mr. Curtsinger, born 1969, has served as the sole executive President, Treasurer and Director of the company since July 29, 2002. As such, he acts as the CEO, CFO and principal accounting officer. Mr. Curtsinger is a graduate of the University of Louisville and holds a Bachelor of Arts in Art with emphasis on ceramics. An accomplished potter and artist, he studied under the late Tom Marsh and finished his degree under the guidance of Ginny Marsh. Mr. Curtsinger has continued his art training through countless workshops with such masters as Marie Woo, John Leach and Don Reitz. He has had numerous one-man shows including a solo exhibition at the Yellow House Gallery in Ft. Worth, Texas. His work can be found at local and national galleries, including the Kentucky Arts and Crafts Foundation. His work over the past several years has been a result of extensive exploration with wood firing. Mr. Curtsinger is also an owner of Stray Dog Pottery, Inc. When not involved in pottery or other art projects, Brad has been a employee of Ford Motor company in Louisville, for the past nine years. Prior to his years at Ford, Brad was the studio assistant for potters Tom and Ginny Marsh. He has also worked in the restaurant and construction business.

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

     At present, we believe Mr. Adams' expertise is sufficient to meet our needs. It is anticipated, however that we will need to employ a manager, additional clerical support and an accountant. Mr. Adams will begin by finding clients and advising Mr. Curtsinger in the operation of the lease financing. Mr. Adams will visit clients and prospective clients on a regular schedule to foster strong business relationships.

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

Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Curtsinger comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended September 30, 2002.

Item 10. Executive Compensation

     The Company, in consideration for various services performed for the Company, issued to Mr. Mark A. Mintmire, the Company's former sole executive officer and/or director 2,000,000 shares of restricted common stock. Mr. Curtsinger subsequently acquired 1,750,000 of such shares effecting a change of control. The Company issued 100,000 shares of unrestricted common stock to Mr. Adams for consulting services performed and costs incurred by Mr. Adams on behalf of the Company. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until after the Company has business operations. At such time as the Registrant commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions of President/Treasurer, Executive Vice President and Secretary respectively, of the Company. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company. No such compensation has been approved at this time.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of December 11, 2002, regarding the ownership of common stock by each shareholder known to be the owner of more than 10% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.


                                 Number
Name of Beneficial Owner        of Shares(1)      Percent
-------------------------       ------------      --------

Brad L. Curtsinger (2)           1,850,000         63.7%

All Directors, Officers and
5% Shareholders as a Group       1,850,000         63.7%
-------------------
(1)  Reflects total outstanding shares of 2,905,000 as of December 11, 2002.
(2)  Our sole executive and director.

Item 12. Certain Relationships and Related Transactions:

     In July 2002, the Company sold 105,000 shares of its common stock to Brad Curtsinger and others for $105,000 pursuant to its Registration Statement effective November 13, 2001. Mr. Curtsinger was appointed to fill a vacancy in the Board of Directors, elected Chairman, President and Secretary and the Company's former sole officer and director resigned. Additionally, the Company's former sole officer and director sold 1,750,000 of his 2,000,000 shares to Mr. Curtsinger for $200. These actions caused a change of control of the Registrant for which a Current Report has previously been filed.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, are described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.  Description
-----------  -----------------------------------------
99.1     *   Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2     *   Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350
---------------------------------

*    Filed herewith

     (b) In July 2002, the Company sold 105,000 shares of its common stock to Brad Curtsinger and others for $105,000 pursuant to its Registration Statement effective November 13, 2001. Mr. Curtsinger was appointed to fill a vacancy in the Board of Directors, elected Chairman, President and Secretary and the Company's former sole officer and director resigned. Additionally, the Company's former sole officer and director sold 1,750,000 of his 2,000,000 shares to Mr. Curtsinger for $200. These actions caused a change of control of the Registrant for which a Current Report was filed August 2, 2002.


                                   SIGNATURES
                         ------------------------------



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Innovative Financial Resources, Inc.
                 ----------------------------------------------
                                  (Registrant)


Date: December 11, 2002     By: /s/ Brad L. Curtsinger
                              -----------------------------
                              Brad L. Curtsinger, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date                      Signature                 Title

December 11, 2002          By: Brad L. Curtsinger
                             -------------------------  President, Director
                             Brad L. Curtsinger         Secretary and Treasurer

                                 CERTIFICATIONS



     I, Brad L. Curtsinger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Innovative Financial Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 11, 2002



/s/ Brad L. Curtsinger
-----------------------------------------------------
Brad L. Curtsinger
Chief Executive Officer (or equivalent thereof)



     I, Brad L. Curtsinger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Innovative Financial Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: December 11, 2002


/s/ Brad L. Curtsinger
-----------------------------------------------------
Brad L. Curtsinger
Chief Financial Officer (or equivalent thereof)