Form 10QSB
period 2002-12-31
INNOVATIVE  FINANCIAL  RESOURCES INC
filed 2003-02-19
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2002

Commission file no.: 000-26021

                      INNOVATIVE FINANCIAL RESOURCES, INC.
                   ------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Florida                                            65-0790763
------------------------------------              ------------------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                             Identification No.)

101 S. 5th Street, Suite 2400
Louisville, KY                                                40202
---------------------------------------           ------------------------------
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

                    Common Stock, $0.0001 par value per share
                                (Title of class)

Copies of Communications Sent to:

                                        Maria Fernandez
                                        Fernandez, Friedman, Grossman & Kohn
                                        2400 National City Tower
                                        101 South Fifth Street
                                        Louisville, KY 40202
                                        Tel: (502) 589-1001

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]          No [_]



     As of December 31, 2002, there were 2,905,000 shares of voting stock of the registrant issued and outstanding.

                                     PART 1

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                      Innovative Financial Resources, Inc.
                                 Balance Sheets



                                                              December 31,        September 30,
                                                                  2002                 2002
                                                            -----------------   ------------------
                                                               (unaudited)
        ASSETS
CURRENT ASSETS
   Cash                                                     $         325,941   $           36,480
   Loans and accrued interest receivable - third party      $               0              100,000
   Loan and accrued interest receivable - related party                     0                7,558
                                                            -----------------   ------------------

     Total current assets                                             325,941              144,038
                                                            -----------------   ------------------

Total Assets                                                $         325,941   $          144,038
                                                            =================   ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $               0   $            1,100
   Accrued expenses - related party                                         0                7,000
   Short-term loan and accrued interest                               167,360                5,119
                                                            -----------------   ------------------

     Total current liabilities                                        167,360               13,219
                                                            -----------------   ------------------

Total Liabilities                                                     167,360               13,219
                                                            -----------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares:  none issued                                        0                    0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares: 2,905,000 issued and outstanding                  291                  291
   Additional paid-in capital                                         127,920              127,920
   Retained earnings (deficit)                                         30,370                2,608
                                                            -----------------   ------------------

     Total Stockholders' Equity                                       158,581              130,819
                                                            -----------------   ------------------

Total Liabilities and Stockholders' Equity                  $         325,941   $          144,038
                                                            =================   ==================






     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                            Statements of Operations
                         Three Months Ended December 31,
                                   (Unaudited)



                                                                   2002                  2001
                                                           -------------------- --------------------

Revenues                                                   $             32,772 $                  0
                                                           -------------------- --------------------

Expenses
  General and administrative expenses                                         0                    0
  Professional fees                                                       5,010                4,100
                                                           -------------------- --------------------

    Total expenses                                                        5,010                4,100
                                                           -------------------- --------------------

Income (loss) from operations                                            27,762               (4,100)

Other income (expense)
   Interest income                                                            0                  136
   Interest expense                                                           0                    0
                                                           -------------------- --------------------

Net income (loss)                                          $             27,762 $             (4,100)
                                                           ==================== ====================
Net income (loss) per weighted average share, basic        $              (0.01)$              (0.01)
                                                           ==================== ====================
Weighted average number of shares                                     2,905,000            2,800,000
                                                           ==================== ====================














     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                       Statements of Stockholders' Equity




                                                                                 Additional      Retained          Total
                                            Number of     Preferred    Common      Paid-in       Earnings      Stockholders'
                                             Shares         Stock       Stock      Capital       (Deficit)        Equity
                                         --------------- ---------------------- ------------- --------------- ---------------

BEGINNING BALANCE, September 30, 2000          2,800,000 $         0  $     280 $      22,931 $       (16,899)$         6,312

Net loss                                               0           0          0             0          (5,741)         (5,741)
                                         --------------- -----------  --------- ------------- --------------- ---------------

BALANCE, September 30, 2001                    2,800,000           0        280        22,931         (22,640)            571

Shares issued for cash                           105,000           0         11       104,989               0         105,000
Net income                                             0           0          0             0          25,248          25,248
                                         --------------- -----------  --------- ------------- --------------- ---------------

BALANCE, September 30, 2002                    2,905,000           0        291       127,920           2,608         130,819

Net income                                             0           0          0             0          27,762          27,762
                                         --------------- -----------  --------- ------------- --------------- ---------------

ENDING BALANCE, December 31, 2002
(unaudited)                                    2,905,000 $         0  $     291 $     127,920 $        30,370 $       158,581
                                         =============== ===========  ========= ============= =============== ===============














     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                            Statements of Cash Flows
                         Three Months Ended December 31,
                                   (Unaudited)


                                                                                      2002            2001
                                                                                ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         27,762 $        (3,964)
Adjustments to reconcile net loss to net cash used for operating activities:
   None
Changes in operating assets and liabilities:
   (Increase) decrease accrued interest receivable - related party                             0            (136)
   Increase (decrease) accounts payable                                                   (1,100)              0
   Increase (decrease) in accrued interest payable                                             0               0
   Increase (decrease) accrued expenses - related party                                   (7,000)          4,100
                                                                                ---------------- ---------------
Net cash used by operating activities                                                     19,662               0
                                                                                ---------------- ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Loans to third parties                                                                 (7,187)              0
   Loan repayments by third parties                                                      107,187               0
   (Advance to) repayment from related party                                               7,558               0
                                                                                ---------------- ---------------
Net cash (used) provided by investing activities                                         107,558               0
                                                                                ---------------- ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term note                                                         167,360               0
   Payments on short-term note - related party                                            (5,119)              0
   Proceeds from issuance of common stock                                                      0               0
                                                                                ---------------- ---------------
Net cash provided by financing activities                                                162,241               0
                                                                                ---------------- ---------------

Net increase (decrease) in cash                                                          289,461               0

CASH, beginning of period                                                                 36,480              52
                                                                                ---------------- ---------------

CASH, end of period                                                             $        325,941 $            52
                                                                                ================ ===============

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                                           $              0 $             0
                                                                                ================ ===============







     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                          Notes to Financial Statements
               (Information with respect to the three months ended
                    December 31, 2002 and 2001 is unaudited)


(1)  Summary of Significant Accounting Principles
     The Company SD Products Corporation is a Florida chartered corporation which conducts business from its headquarters in Louisville, Kentucky. The Company was incorporated on October 20, 1997 and changed its name to Innovative Financial Resources, Inc. on July 29, 2002.

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

          d) Interim financial statements The financial statements for the three months ended December 31, 2002 and 2001 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loans Receivable The Company authorized a loan in the amount of $7,186 to a third party, payable on demand, and was repaid in December 2002. The loan that was outstanding at September 30, 2002, was also repaid in December 2002.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. At December 31, 2002, the Company had 2,905,000 shares of common stock issued and outstanding.

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

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating income. This is the first year that the Company may owe tax. If so, it is expected to be no more than $400.

                      Innovative Financial Resources, Inc.
                          Notes to Financial Statements


(5) Related parties All related party loans and accrued expenses were paid off in the first quarter of fiscal 2003.

     Related party balances and amounts for the periods are as follows:


                                                                     December 31,
                                                                          2002         September 30,
                                                                      (unaudited)           2002
                                                                   -----------------  ----------------
Loan and accrued interest receivable - related party               $               0  $          7,558
                                                                   =================  ================
Accrued expenses and accounts payable - related party              $               0  $          7,000
                                                                   =================  ================
Interest earned - related party                                    $               0  $          1,558
                                                                   =================  ================

(6) Short-Term Loan Payable In December 2002, the Company borrowed $167,400 from a third party. This demand loan is convertible into common stock of the Company at the option of the lender at a conversion rate to be determined, if and when the conversion option is exercised.

(7) Subsequent Events
          a) Loans receivable In January 2003, the Company made two short-term demand loans of $100,000 each.

Plan of Operations

     From its inception until it raised the minimum under it SB-1 in 2002, the Company had conducted business operations principally including organizational and capital raising activities. Since then the Company has extended several short term loans to third party entities in order to generate revenue while it establishes itself in the automobile lease financing/funding business.

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

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately one year without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for the Company to raise additional funds in the next year, if only a minimal level of revenue is generated in accordance with management's expectations.

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

Results of Operations -For the Three Months Ending December 31, 2002 and December 31, 2001

Financial Condition, Capital Resources and Liquidity

     In the first quarter ended December 31, 2002 and 2001 the Company recorded revenues of $32,800 and $0, respectively.

     In the first quarter ended December 31, 2002 and 2001, the Company had total operating expenses of $5,000 and $4,100, respectively. The $900 increase is primarily due to an increase in professional fees.

Net Income (Loss)

     In the first quarter ended December 31, 2002 and 2001, the Company reported a net income (loss) from operations of $27,800 and $(4,100), respectively.

Liquidity

     At December 31, 2002 and 2001, the Company had working capital(deficit) of $158,600 and ($3,400), respectively. In the first quarter ended December 31, 2002, the Company borrowed $167,400 from third parties on short term convertible demand notes. In January 2003, the Company loaned $200,000 to third parties on short term demand notes.

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

     The ability of the Company to continue to grow its planned operations is dependent upon its ability to obtain clients who will utilize the Company's automobile lease financing/funding programs and whether the Company can attract an adequate number of direct clients who will qualify for a lease financing program. The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

     To implement such plan the Company has initiated a Form SB-1 public offering pursuant to Rule 415 under the Securities Act of 1933. A Post-Effective Amendment No.3 to the Form SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act on January 30, 2003. It intends to extend its self-underwritten sale at an offering price of $1.00 with a maximum sale of 1,000,000 shares at an offering price of $1.00. The total of $105,000 has been raised to date. The offering is being made on a self-underwritten basis by us through our only principal, Mr. Curtsinger, without the use of securities brokers. Now that the minimum offering has been met, no escrow is necessary.

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

                                     PART II

Item 1.  Legal Proceedings.

     The Company knows of no legal proceedings to which any of its property is the subject which is pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults in Senior Securities.

         None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Innovative Financial Resources, Inc.
                                  (Registrant)



Date:    February 19, 2003       By:  /s/ Brad Curtsinger
                                      ------------------------------------
                                      Brad Curtsinger
                                      Sole Officer and Director

                                 CERTIFICATIONS

I, Brad L. Curtsinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Financial Resources, Inc.;

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



Date:    February 19, 2003

                           By:  /s/ Brad Curtsinger
                                ------------------------------------
                                Brad Curtsinger
                                Chief Executive Officer
                                (or the equivalent thereof)



I, Brad L. Curtsinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Financial Resources, Inc.;

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




Date:    February 19, 2003

                           By:  /s/ Brad Curtsinger
                                ------------------------------------
                                Brad Curtsinger
                                Chief Financial Officer
                                (or the equivalent thereof)