Form 10QSB
period 2003-06-30
INNOVATIVE  FINANCIAL  RESOURCES INC
filed 2003-08-19
CIK 1085720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003

Commission file no.: 000-26021

                      INNOVATIVE FINANCIAL RESOURCES, INC.
                 ----------------------------------------------
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

                    Common Stock, $0.0001 par value per share
                        -------------------------------
                                (Title of class)

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

                    Yes  [X]      No  [_]



     As of June 30, 2003, there were 2,905,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                      Innovative Financial Resources, Inc.
                                 Balance Sheets



                                                                                      June 30,      September 30,
                                                                                       2003             2002
                                                                                -----------------  ---------------
                                         ASSETS                                  (unaudited)
CURRENT ASSETS
   Cash                                                                         $          51,258  $        36,480
   Loans and accrued interest receivable - third party                                    310,475          100,000
   Loan and accrued interest receivable - related party                                         0            7,558
                                                                                -----------------  ---------------

     Total current assets                                                                 361,733          144,038
                                                                                -----------------  ---------------

Total Assets                                                                    $         361,733  $       144,038
                                                                                =================  ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $               0  $         1,100
   Accrued expenses - related party                                                             0            7,000
   Accrued income tax payable                                                               7,315                0
   Short-term loan and accrued interest                                                   174,145            5,119
                                                                                -----------------  ---------------

     Total current liabilities                                                            181,460           13,219
                                                                                -----------------  ---------------

Total Liabilities                                                                         181,460           13,219
                                                                                -----------------  ---------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares:
      none issued                                                                               0                0
   Common stock, $0.0001 par value, authorized 50,000,000 shares:
      2,905,000 issued and outstanding                                                        291              291
   Additional paid-in capital                                                             127,920          127,920
   Retained earnings (deficit)                                                             52,062            2,608
                                                                                -----------------  ---------------

     Total Stockholders' Equity                                                           180,273          130,819
                                                                                -----------------  ---------------

Total Liabilities and Stockholders' Equity                                      $         361,733  $       144,038
                                                                                =================  ===============







     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                            Statements of Operations
                           Nine Months Ended June 30,
                                   (Unaudited)




                                                   Three Months Ended                    Nine Months Ended
                                                        June 30,                              June 30,
                                           ----------------------------------- --------------------------------------
                                                2003              2002                2003               2002
                                           --------------- ------------------- ------------------ -------------------
REVENUES                                   $        20,404 $                 0 $           98,457 $                 0

COST OF SALES                                       13,300                   0             24,300                   0
                                           --------------- ------------------- ------------------ -------------------

          Gross margin                               7,104                   0             74,157                   0
                                           --------------- ------------------- ------------------ -------------------

OPERATING EXPENSES
   General and administrative                           49                  48              1,854                   0
   Professional fees                                 2,385                 500              8,748               5,600
                                           --------------- ------------------- ------------------ -------------------

          Total operating expenses                   2,434                 548             10,602               5,600
                                           --------------- ------------------- ------------------ -------------------

Operating income (loss)                              4,670                (548)            63,555              (5,600)
                                           --------------- ------------------- ------------------ -------------------

OTHER INCOME (EXPENSE)
   Interest income                                       0                 135                  0                 404
   Interest expense                                 (3,338)                  0             (6,786)                (19)
                                           --------------- ------------------- ------------------ -------------------

          Total other income (expense)              (3,338)                135             (6,786)                385
                                           --------------- ------------------- ------------------ -------------------

Net income (loss) before tax                         1,332                (413)            56,769              (5,215)

  Income tax expense                                 1,000                   0             (7,315)                  0
                                           --------------- ------------------- ------------------ -------------------

Net income (loss)                          $         2,332 $              (413)$           49,454 $            (5,215)
                                           =============== =================== ================== ===================

Net loss per weighted average share, basic $          0.01 $             (0.01)$             0.02 $              (0.01)
                                           =============== =================== ================== ===================

Weighted average number of shares                2,905,000           2,800,000          2,905,000           2,800,000
                                           =============== =================== ================== ===================











     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                       Statements of Stockholders' Equity




                                                                              Additional  Retained         Total
                                              Number of    Preferred  Common   Paid-in    Earnings     Stockholders'
                                                Shares       Stock    Stock    Capital    (Deficit)        Equity
                                             ------------ --------- -------- ---------- ------------- --------------

BEGINNING BALANCE, September 30, 2000           2,800,000 $       0 $    280 $   22,931 $     (16,899)$        6,312

Net loss                                                0         0        0          0        (5,741)        (5,741)
                                             ------------ --------- -------- ---------- ------------- --------------

BALANCE, September 30, 2001                     2,800,000         0      280     22,931       (22,640)           571

Shares issued for cash                            105,000         0       11    104,989             0        105,000
Net income                                              0         0        0          0        25,248         25,248
                                             ------------ --------- -------- ---------- ------------- --------------

BALANCE, September 30, 2002                     2,905,000         0      291    127,920         2,608        130,819

Net income                                              0         0        0          0        49,454         49,454
                                             ------------ --------- -------- ---------- ------------- --------------

ENDING BALANCE,  June 30, 2003 (unaudited)      2,905,000 $       0 $    291 $  127,920 $      52,062 $      180,273
                                             ============ ========= ======== ========== ============= ==============










     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                            Statements of Cash Flows
                           Nine Months Ended June 30,
                                   (Unaudited)


                                                                                       2003               2002
                                                                                ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $           49,454 $           (5,215)
Adjustments to reconcile net loss to net cash used for operating activities:
   None                                                                                          0                  0
Changes in operating assets and liabilities:
   (Increase) decrease accrued interest receivable                                               0               (404)
   Increase (decrease) accounts payable                                                     (1,100)               600
   Increase (decrease) in accrued expenses                                                       0                  0
   Increase (decrease) accrued expenses - related party                                     (7,000)                 0
   Increase (decrease) accrued interest expense                                              6,786                 19
   Increase (decrease) accrued tax payable                                                   7,315                  0
                                                                                ------------------ ------------------
Net cash used by operating activities                                                       55,455             (5,000)
                                                                                ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Loans to third parties                                                                 (584,103)                 0
   Loan repayments by third parties                                                        373,627                  0
   (Advance to) repayment from related party                                                 7,558                  0
                                                                                ------------------ ------------------
Net cash (used) provided by investing activities                                          (202,918)                 0
                                                                                ------------------ ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term note                                                           167,360               5000
   Payments on short-term note - related party                                              (5,119)                 0
   Proceeds from issuance of common stock                                                        0                  0
                                                                                ------------------ ------------------
Net cash provided by financing activities                                                  162,241              5,000
                                                                                ------------------ ------------------

Net increase (decrease) in cash                                                             14,778                  0

CASH, beginning of period                                                                   36,480                 52
                                                                                ------------------ ------------------

CASH, end of period                                                             $           51,258 $               52
                                                                                ================== ==================

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                                           $                0 $                0
                                                                                ================== ==================









     The accompanying notes are an integral part of the financial statements

                      Innovative Financial Resources, Inc.
                          Notes to Financial Statements
               (Information with respect to the nine months ended
                      June 30, 2003 and 2002 is unaudited)

(1)  Summary of Significant Accounting Principles
     The Company Innovative Financial Resources, Inc. is a Florida chartered corporation which conducts business from its headquarters in Louisville, Kentucky. The Company was incorporated on October 20, 1997 and changed its name to Innovative Financial Resources, Inc. on July 29, 2002.

     The Company's operations are to provide automobile leasing for various consumer groups and to make short-term loans to companies and individuals. Current activities include raising additional equity and negotiating with potential key personnel and facilities.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Development stage enterprise Until September 30, 2002, the Company was considered a development stage enterprise.

     b) Net income (loss) per share Basic is computed by dividing the net income
     (loss) by the weighted average number of common shares outstanding during the period.

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

     d) Revenue recognition The Company is entering the automobile financing and related lending industry. Revenues are of two types: interest and fees. Interest is recorded and recognized in the period in which earned. Fees are recorded as deferred revenue and amortized into revenue over the life of the financing. The initial fee income the Company earned on the short-term loans it made to corporations over the last three quarters was not recognized until received, due to the high-risk nature of these loans. However, these loans were very short-term in nature, lasting from two weeks to at most two months.

     e) Interim financial statements The financial statements for the nine months ended June 30, 2003 and 2002 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature.

(2) Loans Receivable The loan that was outstanding at September 30, 2002, was repaid in December 2002. The Company advanced nine loans to third parties during the nine months ended June 30, 2003. Of these, eight were short term demand loans, of which six were repaid prior to June 30, 2003. In addition, the ninth loan was the Company's first automobile loan, which carries a three year term at 8% interest.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. At March 31, 2003, the Company had 2,905,000 shares of common stock issued and outstanding. On July 29, 2002, the Company sold 105,000 shares under its SB-1 offering and subsequently closed the offering. At that time, the sole officer and director sold 1,750,000 of his shares in a private transaction to the purchaser of the SB-1 shares and resigned, after appointing the purchaser as the sole replacement director and officer of the Company. The Company also changed its name at the same time.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating income, which eliminated

                      Innovative Financial Resources, Inc.
                          Notes to Financial Statements


(4)  Income  Taxes,   (continued)  all  net  operating  loss  carry-forwards  at
     September 30, 2002. The Company has accrued an income tax liability of $7,315, composed of $5,237 Federal and $2,078 state.

(5) Related parties All related party loans and accrued expenses were paid off in the first quarter of fiscal 2003.

     Related party balances and amounts for the periods are as follows:


                                                           June 30,
                                                              2003       September 30,
                                                          (unaudited)         2002
                                                        -------------   --------------
Loan and accrued interest receivable - related party    $           0   $        7,558
                                                        =============   ==============
Accrued expenses and accounts payable - related party   $           0   $        7,000
                                                        =============   ==============
Interest earned - related party                         $           0   $        1,558
                                                        =============   ==============

(6) Short-Term Loan Payable In December 2002, the Company borrowed $167,400 from a third party. This demand loan carries an interest rate of 8% and is convertible into common stock of the Company at the option of the lender at a conversion rate to be negotiated, if and when the conversion option is exercised. Interest expense of $6,786 was accrued at June 30, 2003.

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

Results of Operations -For the Three and Nine Months Ended June 30, 2003 and June 30, 2002

Financial Condition, Capital Resources and Liquidity


     In the third quarter ended June 30, 2003 and 2002 the Company recorded revenues of $20,400 and $0, respectively. For the nine months ended June 30, 2003 and 2002 the Company recorded revenues of $98,500 and $0, respectively.

     In the third quarter ended June 30, 2003 and 2002, the Company had total operating expenses of $2,400 and $500, respectively. The $1,900 increase is primarily due to an increase in professional fees. For the nine months ended June 30, 2003 and 2002, the Company had total operating expenses of $10,600 and $5,600, respectively.

Net Income (Loss)

     In the third quarter ended June 30, 2003 and 2002, the Company reported a net income (loss) from operations of $2,300 and $(400) respectively. For the nine months ended June 30, 2003 and 2002, the Company reported a net income
(loss) from operations of $49,500 and $(5,200), respectively.

Liquidity

     At June 30, 2003 and 2002, the Company had working capital(deficit) of $180,300 and ($4,600), respectively.

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

     To implement such plan the Company has initiated a Form SB-1 public offering pursuant to Rule 415 under the Securities Act of 1933. A Post-Effective Amendment No.3 to the Form SB-1 Registration Statement was filed with the SEC in accordance with the 1933 Act on January 30, April 28 and July 11, 2003. It intends to extend its self-underwritten sale at an offering price of $1.00 with a maximum sale of 1,000,000 shares at an offering price of $1.00. The total of $105,000 has been raised to date. The offering is being made on a self-underwritten basis by us through our only principal, Mr. Curtsinger, without the use of securities brokers. Now that the minimum offering has been met, no escrow is necessary.

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

Item 3. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and
(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

           None.

Item 3.  Defaults in Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

           None.

Item 6.  Exhibits and Reports on Form 8-K.

31.1 * Section 302 Certification by Chief Executive Officer and Chief Financial Officer

32.1 * Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

-------------------------------------------------


* Filed herewith



                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Innovative Financial Resources, Inc.
                    ----------------------------------------
                                  (Registrant)



Date:      August 14, 2003          By:  /s/ Brad Curtsinger
                                        ----------------------------------
                                        Brad Curtsinger
                                        Sole Officer and Director